Form 10-K405/A
period 1994-12-31
READING CO
filed 1995-04-28
CIK 82334

FORM 10-K/A
                                Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ............... to ...............

Commission file number 1-649

                                READING COMPANY
             (Exact name of registrant as specified in its charter)


                     Pennsylvania                                          23-6000773
               (State of incorporation)                       (I.R.S. Employer Identification No.)

               30 South Fifteenth Street
                      13th Floor
              Philadelphia, Pennsylvania                                      19102
       (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number:  215-569-3344

Securities registered pursuant to Section 12(b) of the Act:  None




           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 28, 1995, 4,961,186 shares of Class A Common Stock and 12,218 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $23,259,880.

Part III, Items 10-13 are amended in their entirety as set forth herein.


PART III


Item 10.          Directors and Executive Officers of the Registrant

Name                                              Age         Position
- - ----                                              ---         --------
James J. Cotter(1)                                57          Chairman of the Board, Chairman of the Executive
                                                                  Committee of the Board and a Director
S. Craig Tompkins                                 44          President and a Director
Joseph L. Castle II(2)                            62          Chairman of the Audit and Finance Committee of the
                                                                  Board and a Director
Edward L. Kane(1)(3)                              57          Director
Gerard P. Laheney                                 57          Director
Ralph B. Perry III(1)(3)                          59          Chairman of the Nominating Committee of the Board
                                                                  and a Director
Ronald I. Simon(2)                                56          Director
John W. Sullivan(1)                               60          Director
Albert J. Tahmoush(2)                             73          Director
Charles S. Groshon                                41          Vice President
Eileen M. Mahady                                  29          Controller
Robert F. Smerling                                60          President, Reading Cinemas of Puerto Rico, Inc.
James A. Wunderle                                 43          Executive Vice President, Chief Operating Officer,
                                                                  Chief Financial Officer and Treasurer


- - --------------------------


(1) Member of the Executive Committee. The Executive Committee is appointed annually by the Board of Directors and exercises the authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. The Executive Committee is responsible for recommending to the Board of Directors remuneration for senior management and officers of the Company, recommending adoption of compensation plans and the granting of options under the Company's stock option plan. The Executive Committee held one meeting in 1994.

(2) Member of the Audit and Finance Committee. The Audit and Finance Committee is appointed annually by the Board of Directors to recommend the selection of independent auditors, review the scope and results of the annual audit, review financial results and status, review and assess the adequacy of the Company's accounting practices, financial controls and reporting systems and assess the financial planning functions of the Company. During 1994, the Audit and Finance Committee held one meeting.

(3) Member of the Nominating Committee. The Nominating Committee is appointed annually by the Board of Directors to recommend to the Board of Directors nominees to be elected to the Board of Directors by the shareholders or by the Board of Directors in the case of vacancies which occur between meetings of the shareholders. The Nominating Committee held one meeting in 1994.

        Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1992 and a director since September 1990. Mr. Cotter is the principal executive officer of the Company. Mr. Cotter has been Chairman of the Board of Craig Corporation ("Craig") since 1988, and a director since 1985. Mr. Cotter has been a director and the Chairman of the Board of Citadel Holding Corporation ("Citadel") since 1991. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman of Citadel's wholly-owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity"), and served as a director of Fidelity until December 1993. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater Bros. Holdings, Inc. and its predecessors (retail grocery chain) since 1987. From 1988 through January 1992, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter. Mr. Cotter is also a director and Executive Vice President of Pacific Theatres, Inc. ("Pacific"), a wholly-owned subsidiary of The Decurion Corporation.

         Mr. Tompkins has been President and a director of the Company since March 1993. Mr. Tompkins is President and a director of Craig and has served in such positions since March 1, 1993. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher for more than five years. Mr. Tompkins has been a director of Citadel since May 1993, became Vice Chairman in August 1994, and Secretary, Treasurer and Principal Accounting Officer in September 1994. Mr. Tompkins has served as a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993.

        Mr. Castle has been a director of the Company since January 1981 and is Chairman of the Company's Audit and Finance Committee. He is Chairman, Chief Executive Officer and a director of Castle Energy Corporation which owns a 77,000 barrel-per-day oil refinery in Lawrenceville, Illinois, a 49,500 barrel-per-day oil refinery in Santa Fe Springs, California, a 77-mile pipeline in Rusk County, Texas and has interests in approximately 350 producing oil and gas wells. From 1973 to December 1980, Mr. Castle was a court-appointed trustee of the Company. Mr. Castle is also a director of Comcast Corporation, Charming Shoppes, Inc., Independence Capital Management, Inc. and Mark Centers Trust.

        Mr. Kane has been a director of the Company since 1989. Mr. Kane is Chairman, Chief Executive Officer and a director of Altis Outpatient Services, Inc., which owns and operates ambulatory surgical centers. In February 1995 Mr. Kane became Vice President of SunSurgery Corporation, a subsidiary of Sun Healthcare Group, Inc. Mr. Kane served as President of the Company from December 1991 through January 1993 and was President of Craig from January 1988 through January 1993. From 1970 until March 1989, Mr. Kane was a member of Haskins, Nugent, Newnham, Kane & Zvetina, a professional law corporation. Mr. Kane is a director of Craig and BDI Investment Corporation.

        Mr. Laheney has been a director of the Company since November 1993. Mr. Laheney has been Vice President of The Partners Financial Group, Inc. since December 1993 and President of Aegis Investment Management Company, an investment advisory firm specializing in international investment portfolio management since January 1, 1994. Mr. Laheney was Vice President of Dean Witter Reynolds from April 1990 until December 1993. He was Vice President, Investments of Prudential Bache Securities Inc. from July 1985 to April 1990. He is also a director of Craig.

         Mr. Perry has been a director of the Company since December 1988, and is Chairman of the Nominating Committee. Mr. Perry is a member in the Los Angeles, California law firm of Graven Perry Block Brody & Qualls, a professional corporation. Since 1985 Mr. Perry has also been a director of Craig, Fidelity, and Gateway Investments, Inc. (a licensed broker/dealer wholly owned by Citadel) and served as a director of Citadel from 1985 through April 1993.

         Mr. Simon has been a director of the Company since March 1989. He has served as the President of Ronald I. Simon Inc., a financial consulting company, since 1974 and Chairman of the Board of Sonant Corporation since April 1, 1993. Mr. Simon was the Managing Director-Chief Financial Officer of Henley Group, Inc., an owner and manager of diverse businesses and other assets, from January 1986 through March 1990.

          Mr. Sullivan has been a director of the Company since January 1981. Mr. Sullivan was Chairman of the Board of the Company from April 1986 through December 1991. He was Chief Executive Officer of the Company from January 1981 to October 1986 and was President from January 1981 until April 1986. Mr. Sullivan is engaged in real estate development. He is also a director of Castle Energy Corporation.

        Mr. Tahmoush has been a director of the Company since January 1981. From March 1977 until his retirement in August 1985, he was Chairman, President and Chief Executive officer of Frank B. Hall & Co., Inc., an insurance broker. He is also a director and Deputy Chairman of UBAF Arab American Bank.

         Mr. Groshon has been Vice President of the Company since December 1988. He was an internal auditor with the Company from August 1984 until December 1988, and a staff accountant prior thereto.

         Ms. Mahady has been Controller of the Company since April 1990. Prior to joining the Company, she was a senior auditor with Ernst & Young.

         Mr. Smerling was retained in November 1993 to serve as President of Reading Cinemas, Inc. Mr. Smerling is President of Reading Cinemas of Puerto Rico, Inc. ("RCPR"). He served as president of Loews Theatre Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1993. From March 1989 through April 1990 Mr. Smerling was self-employed. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas Corp. ("City Cinemas"), a motion picture exhibitor located in New York City, New York. Mr. Smerling has over 35 years experience in the motion picture exhibition industry.

         Mr. Wunderle has been Chief Operating Officer since February 1990 and Executive Vice President, Treasurer, and Chief Financial Officer since December 1988. He was Vice President of Finance, Chief Financial Officer and Treasurer from January 1987 to December 1988 and prior thereto was Treasurer since March 1986.

         S. Craig Tompkins was elected President of the Company and to the Board of Directors of the Company effective March 1, 1993. On that same date that he was elected to the positions with the Company, Mr. Tompkins was elected by the Directors of Craig as the President and as a member of the Board of Directors of that corporation. Although the terms of Mr. Tompkins' employment with the Company and with Craig are independent of one another, Mr. Tompkins has advised the Company that he would not have accepted the positions with the Company if he had not been elected that same day to his current positions at Craig and that it was his understanding, based upon negotiations with the Chairman of the Board of the Company and of Craig, that, subject to the approval of the Directors of the Company and of Craig, he would be serving in similar capacities at both the Company and Craig. The Company has been advised by Craig that Craig has no agreement or understanding with Mr. Tompkins with respect to his serving as an officer or director of the Company either in his individual capacity or on behalf of Craig. Mr. Tompkins' understanding with the Company concerning the terms of his employment anticipates that he will serve as a director of the Company in addition to serving as President.

Item 11.          Executive Compensation


         I.       SUMMARY COMPENSATION TABLE

         The following table shows, for the years ending December 31, 1994, 1993, and 1992, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:


                                                                                       Long Term
                                                    Annual Compensation                  Awards
                                        -------------------------------------------   ------------

                                                                       Other Annual
                                           Salary         Bonus        Compensation     Options
Name and Principal Position    Year         ($)            ($)            ($)**           (#)
- - ---------------------------   -------   ------------   ------------    ------------   ------------

James J. Cotter *              1994                                      $150,000
   Chairman of the Board of    1993                                       150,000
   Directors                   1992                                       150,000        265,232



S. Craig Tompkins ***          1994       $180,000
   President                   1993        150,000                                        17,500



Robert F. Smerling****         1994        175,000
   President, Reading          1993         20,192                                        15,000
   Cinemas of Puerto
   Rico, Inc.



James A. Wunderle              1994        120,000        $50,000
   Executive Vice President,   1993        115,000         50,000
   Chief Operating Officer,    1992        115,000         40,000
   Chief Financial Officer
   and Treasurer



     * Since December 1991, Mr. Cotter has been the principal executive officer of the Company and may therefore be considered to have acted in a capacity similar to the chief executive officer of the Company since that time.

     ** In accordance with Company practice, Mr. Cotter has received a fee for his services as Chairman of the Board of Directors of $150,000 per annum since December 1991.

     *** Mr. Tompkins was retained as President effective March 1, 1993. Amount set forth for 1993 reflects salary for the period March 1 through December 31, 1993.

     **** Mr. Smerling was retained by the Company effective November 17, 1993. Amount set forth reflects salary for 1993.


         Directors who are not employees of the Company receive an annual retainer of $18,000, except for the chairman of each Board committee who receives an additional annual retainer of $2,000. The Chairman of the Board of Directors receives an annual retainer of $150,000. No separate fees are paid for meetings of the Board or committee meetings.

         Mr. Tompkins is entitled to a severance payment equal to his annual base salary and continuation of medical and insurance benefits in the event that his employment is involuntarily terminated and no change in control of the Company has occurred. Mr. Tompkins is entitled to a severance payment equal to two years annual salary in the event that a change in control of the Company occurs.

         Mr. Smerling is entitled to a severance payment equal to his annual base salary after the initial two-year term of his employment, which term expires November 17, 1995, if he is terminated by the Company. Mr. Smerling also may borrow up to four percent of the capitalization of the Company's theater subsidiaries (plus interest at prime plus one percent) from the Company to invest in stock of the Company's theater subsidiaries.

         Mr. Wunderle is entitled to receive a payment equal to his annual base salary in the event his employment is involuntarily terminated.


         II.      OPTION GRANT TABLE

         No options were granted under the Company's 1992 Non-Qualified Stock Option Plan during the year ended December 31, 1994 to any of the persons named in the Summary Compensation Table above.


         III.     OPTION EXERCISES AND YEAR-END TABLE

         The following sets forth information with respect to the options held by the persons named in the Summary Compensation Table above as of December 31, 1994. No options were exercised by such persons during the fiscal year ended December 31, 1994 and none of the options held by such persons at December 31, 1994 had exercise prices which were below the market price of the Company's Class A common stock as of that date.


               Fiscal Year-End Option Values

                                       Number of
                                 Unexercised Options at
                                      12/31/94(#)
                                  --------------------
                                     Exercisable /
Name                                 Unexercisable
- - -------------------------------   --------------------
James J. Cotter                    265,232 /      0

S. Craig Tompkins                    4,375 / 13,125

Robert F. Smerling                   3,000 / 12,000

James A. Wunderle                   17,000 /      0


Compensation Committee Interlocks and Insider Participation

         The Executive Committee of the Board of Directors performs certain functions which are equivalent to those performed by a compensation committee. Mr. Kane is a member of the Executive Committee, and served as President of the Company from December 1991 through January 1993. Mr. Cotter is the principal executive officer of the Company and also a member of the Executive Committee of the Board of Directors. Mr. Sullivan, also a member of the Executive Committee, served as the President and Chief Executive Officer of the Company from 1981 through 1986.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Common Stock and Class A Common Stock

         The following tables set forth certain information regarding the Common Stock and Class A Common Stock of the Company owned on April 21, 1995 by (i) each person or group who is known by the Company to own beneficially more than 5 percent of the Company's Common Stock or Class A Common Stock, (ii) each of the Company's directors and (iii) all directors and officers of the Company as a group.

5% Beneficial Owners

                                                                       Amount and
                                                                        Nature of
                                                                       Beneficial                   Percent
Name and Address of Beneficial Owner           Class                    Ownership  (1)             of Class
- - ------------------------------------           -----                    ---------                  --------
Craig Corporation                              Class A                  2,334,957  (2)                47.08
550 South Hope Street                          Common Stock
Los Angeles, California 90071

James J. Cotter                                Class A                    333,232  (2) (3)             6.38
559 South Hope Street                          Common Stock
Los Angeles, California 90071


Security Ownership of Management

                                                                       Amount and
                                                                        Nature of               Percent of
                                                                       Beneficial                Class A
Name of Beneficial Owner                                                Ownership  (1)         Common Stock  (1)
- - ------------------------                                                ---------              ------------
Joseph L. Castle II..................................................       8,500  (4)                    *
James J. Cotter......................................................     333,232  (2)(3)              6.38
Edward L. Kane.......................................................       9,000  (2)(4)(5)              *
Gerard P. Laheney....................................................       5,000  (2)(6)                 *
Ralph B. Perry III...................................................      39,000  (2)(4)(7)              *
Ronald I. Simon......................................................       9,500  (4)                    *
Robert F. Smerling...................................................       6,500  (8)                    *
John W. Sullivan.....................................................     209,859  (4)(9)              4.22
Albert J. Tahmoush...................................................       7,500  (4)                    *
S. Craig Tompkins....................................................      10,150  (2)(10)                *
James A. Wunderle....................................................      17,000  (11)                   *
All Directors and Officers As a Group (13 Persons)...................     655,241  (12)               12.35


*        Percentages of less than one percent have not been indicated.

(1) Includes outstanding shares of Class A Common Stock and Class A Common Stock issuable within 60 days of April 21, 1995 upon the exercise of outstanding stock options. All of the stock beneficially owned by the directors or officers is Class A Common Stock.

(2) Craig Corporation, a Delaware corporation, filed a Schedule 13D dated June 19, 1989, as amended September 1, 1989, March 19, 1990, May 28, 1992, October 29, 1992, November 20, 1992, January 8, 1993 and
         February 4, 1993, and Form 4's dated April 6, 1993 and May 10, 1993, with the Securities and Exchange Commission (the "SEC") which stated in part that pursuant to purchases made between May 24, 1989 and May 10, 1993, Craig acquired these shares. The filings further state that the shares have been purchased for investment purposes. James J. Cotter, is Chairman of the Board of the Company and Craig. S. Craig Tompkins, is President of the Company and Craig. Edward L. Kane, Gerard P. Laheney and Ralph B. Perry III are all members of Craig's Board of Directors. James J. Cotter is also a principal shareholder of Craig. Messrs. Cotter, Tompkins, Kane, Laheney and Perry all disclaim beneficial ownership of the Company's shares held by Craig.

(3) Includes 1,000 shares held by the James J. Cotter Profit Sharing Plan. Mr. Cotter is eligible to acquire 265,232 shares through the exercise of his stock options.

(4) Includes 7,500 shares which may be acquired through the exercise of stock options.


(5)      Includes 1,500 shares held in a retirement account.

(6) Includes 5,000 shares which may be acquired through the exercise of stock options.

(7)      Includes 3,500 shares held in a retirement account.

(8) Includes 3,000 shares which may be acquired through the exercise of stock options.

(9) Includes 79,920 shares owned by a foundation of which Mr. Sullivan is a director. Mr. Sullivan has shared voting and dispositive power with respect such shares. Excludes 136,412 shares owned by Mr. Sullivan's wife and children as to which Mr. Sullivan disclaims beneficial ownership.

(10) Includes 8,750 shares which may be acquired through the exercise of stock options. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in the trust of Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership.

(11) Includes 17,000 shares which may be acquired through the exercise of stock options.

(12) Includes 343,982 shares which may be acquired through the exercise of stock options.


Item 13. Certain Relationships and Related Transactions

         In accordance with the terms of Mr. Smerling's employment, in December 1993, the Board of Directors authorized a $1,000,000 loan to Mr. Smerling. The principal relating to the fully secured loan which accrued interest at the prime rate of interest plus one percent was repaid by Mr. Smerling on April 1, 1994.

         Mr. Smerling serves as President of Reading Cinemas of Puerto Rico, Inc. ("RCPR") and City Cinemas, a New York motion picture theater exhibitor. City Cinemas is an affiliate of Mr. Cotter, the Company's Chairman. RCPR and City Cinemas have entered into an Executive Sharing Agreement pursuant to which Mr. Smerling provides services to both RCPR and City Cinemas entities and the cost of such services is shared by the parties, if such costs cannot be allocated directly to such parties. Prior to retaining Mr. Smerling and entering into the Executive Sharing Agreement, the Board of Directors had determined that City Cinemas and RCPR are not competitors and also noted that the arrangement provided RCPR with a chief executive officer with background and experience which Reading Cinemas could not otherwise afford based upon its present scope of operations.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             READING COMPANY


                                             By:   /s/ James A. Wunderle
                                                   ------------------------
                                                   James A. Wunderle
                                                   Executive Vice President and
                                                   Chief Operating Officer
April 28, 1995