Form 10-Q
period 1995-03-31
READING CO
filed 1995-05-15
CIK 82334

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............

                          Commission file number 1-649

                                READING COMPANY
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-6000773
     (State of incorporation)               (I.R.S. Employer Identification No.)

           One Penn Square West
  30 South Fifteenth Street, Suite 1300
         Philadelphia, Pennsylvania                       19102-4813
(Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number: 215-569-3344

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     There were 4,961,150 shares of Class A Common Stock and 12,217 shares of Common Stock outstanding as of May 5, 1995.

                                     INDEX

                        READING COMPANY AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                               ----
PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- March 31, 1995
            (Unaudited) and December 31, 1994...............................................................    3-4

         Condensed Consolidated Statements of Operations -- Three Months
            Ended March 31, 1995 and 1994 (Unaudited).......................................................      5

         Condensed Consolidated Statements of Cash Flows -- Three Months
            Ended March 31, 1995 and 1994 (Unaudited).......................................................      6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                      7-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                17-18

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................................    19

Signatures..................................................................................................     20

                        PART I -- Financial Information

Item 1. Financial Statements

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

- - -----------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1995         1994*
- - -----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash and cash equivalents                                                                $  21,537    $    9,413
Available-for-sale treasury securities                                                      23,743        35,523
Amounts receivable                                                                             123           280
Restricted cash                                                                                333           333
Inventories                                                                                     75            86
Prepayments and other current assets                                                           517           593
Due from insurance companies                                                                   382           751
Deferred tax asset                                                                               0           132
- - -----------------------------------------------------------------------------------------------------------------
     Total current assets                                                                   46,710        47,111
- - -----------------------------------------------------------------------------------------------------------------
Other investments                                                                              436           438
Restricted cash                                                                                597           597
Real estate held for sale or development                                                     1,111         1,111
Property and equipment:
     Buildings                                                                                 718           720
     Capitalized premises lease                                                                538           538
     Leasehold improvements                                                                  3,585         3,560
     Equipment                                                                               2,821         2,811
     Construction-in-progress                                                                  172           103
                                                                                        -----------  ------------
                                                                                             7,834         7,732
     Less: Accumulated depreciation                                                            837           726
                                                                                        -----------  ------------
                                                                                             6,997         7,006
Intangible assets:
     Beneficial leases -- net of accumulated amortization of $682 in 1995 and $455 in
       1994                                                                                 16,226        16,453
- - -----------------------------------------------------------------------------------------------------------------
                                                                                            25,367        25,605
- - -----------------------------------------------------------------------------------------------------------------
                                                                                         $  72,077    $   72,716
- - -----------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

- - -----------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1995         1994*
- - -----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                         $   1,064    $    1,468
Accrued compensation                                                                           220           218
Accrued taxes and other                                                                        556           627
Film rent payable                                                                              138           359
Other liabilities                                                                              964         1,056
- - -----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               2,942         3,728
- - -----------------------------------------------------------------------------------------------------------------
Capitalized lease, less current portion                                                        524           525
Other liabilities                                                                            2,417         2,377

Commitments and contingencies (See Note 10)

Shareholders' Equity
Preferred stock, par value $1.00 per share:
  Authorized -- 5,000,000 shares
Common stock, par value $.01 per share:
  Authorized -- 10,000,000 shares
  Issued 1995 -- 12,218 shares; 1994 -- 12,291 shares                                            1             1
Class A common stock, par value $.01 per share:
  Authorized -- 15,000,000 shares
  Issued 1995 -- 5,144,473 shares; 1994 -- 5,144,400 shares                                     51            51
Unrealized loss on available-for-sale securities                                               (99)         (286)
Other capital                                                                               55,107        55,057
Retained earnings                                                                           13,756        13,884
Class A common stock in treasury, at cost:
  1995 -- 183,287 shares; 1994 -- 183,250                                                   (2,621)       (2,621)
- - -----------------------------------------------------------------------------------------------------------------
                                                                                            66,194        66,086
- - -----------------------------------------------------------------------------------------------------------------
                                                                                         $  72,077    $   72,716
- - -----------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
- - ----------------------------------------------------------------------------------------------------------------
                                                                                               1995         1994
- - ----------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
     Admissions                                                                         $     2,262  $         0
     Concessions                                                                                809            0
     Advertising and other                                                                      134            0
Real estate management and sales                                                                 68           85
Interest and dividends                                                                          508          645
Other                                                                                            27           25
- - ----------------------------------------------------------------------------------------------------------------
                                                                                              3,808          755
- - ----------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs, including depreciation and amortization of $376 in 1995                        2,665            0
Theater concession costs                                                                        140            0
General and administrative                                                                      941          880
- - ----------------------------------------------------------------------------------------------------------------
                                                                                              3,746          880
- - ----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                                62         (125)
Income tax provision                                                                            141            0
- - ----------------------------------------------------------------------------------------------------------------
Net loss                                                                                $       (79) $      (125)
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------
Per share information:
Net loss                                                                                $     (0.02) $     (0.03)
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------
Average shares outstanding                                                                4,973,429    4,973,575
                                                                                        ------------------------
                                                                                        ------------------------

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
- - -----------------------------------------------------------------------------------------------------------------
                                                                                                 1995        1994
- - -----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                                   $      (79) $     (125)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
     Gain on sale of other real estate                                                              0         (43)
     Depreciation                                                                                 111           3
     Amortization                                                                                 268           0
     Deferred income tax expense                                                                  132           0
     Changes in operating assets and liabilities:
     Increase in accounts receivable                                                              (28)        (16)
     Decrease in inventories                                                                       11           0
     Decrease in prepaids and other current assets                                                 76          36
     Decrease (increase) in insurance proceeds receivable                                         369        (225)
     (Decrease) increase in accounts payable and accrued expenses                                (473)        301
     Decrease in film payable                                                                    (221)          0
     Decrease in other liabilities                                                                (93)        (48)
     Other, net                                                                                     3         (29)
- - -----------------------------------------------------------------------------------------------------------------
     Net cash provided from (used for) operating activities                                        76        (146)
- - -----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                        (104)          0
Net proceeds from real estate joint venture investments                                           185         138
Net proceeds from sales of real estate                                                              0          58
Purchases of available-for-sale securities                                                       (283)    (10,854)
Sales and maturities of available-for-sale securities                                          12,250      12,708
Loan to OREI (See Note 5)                                                                           0        (470)
- - -----------------------------------------------------------------------------------------------------------------
     Net cash provided from investing activities                                               12,048       1,580
- - -----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                          12,124       1,434
Cash and cash equivalents at beginning of year                                                  9,413         177
- - -----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $   21,537  $    1,611
- - -----------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of Reading Company and Subsidiaries ("the Company") include the accounts of Reading Company and its majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications. The Company acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") during 1994. The transaction was effective as of July 1, 1994 and the results of TAPR have been consolidated with the Company's operating results for the three months ended March 31, 1995 (See Note 3). On December 31, 1994, TAPR was merged into its parent corporation, Reading Cinemas of Puerto Rico, Inc. ("RCPR") with RCPR the successor corporation and the operating name changed to Cine Vista (unless otherwise required by the context, TAPR and RCPR, and Cine Vista may be used interchangeably herein).

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Condensed Consolidated Statement of Cash Flows: For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and consist primarily of federal agency securities and short-term money market instruments.

         Available-for-Sale Securities: The Company accounts for its debt securities in accordance with Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management has classified the Company's treasury securities with maturities in excess of three months at the time of purchase as available-for-sale as these investments are expected to be used to fund expansion of theater operations, acquisition or other development activities.

         The amortized cost of securities available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and the interest related to these securities are included in "Interest and Dividends" revenues. Any realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in earnings.

         Inventories: Inventories are comprised of confection goods used in Cine Vista's operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

         Loss Per Share: Loss per share (Common Stock and Class A Common Stock) is calculated by dividing the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

common stock equivalents that are outstanding. Class A Common shares outstanding under employee stock option plans were 374,732 on March 31, 1995 and 1994.

         Property and Equipment: Property and equipment is carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight line basis over the estimated lives of the assets or, if the assets are leased, the remaining lease term (inclusive of options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

           Building and Improvements                           40 years
           Equipment                                           15 years
           Furniture and Fixtures                               7 years
           Leasehold Improvements                              20 years

         Intangible Assets: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations. The amount of the TAPR purchase price ascribed to the beneficial leases was determined by an independent appraiser by computing the present value of the excess of market rental rates over the rental rates in effect under TAPR's leases at the time of the Company's acquisition of TAPR and allocating such amount as a component of the purchase price of TAPR. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases which approximates 19 years.

NOTE 3 -- ACQUISITIONS

Cine Vista:

         Effective July 1, 1994, the Company acquired from Theater Acquisitions, LP ("TALP") TAPR for an aggregate cash purchase price of approximately $22,700,000, inclusive of acquisition costs of $323,000. The acquisition was accounted for using the purchase method and TAPR's operating results since July 1, 1994 have been consolidated with the operating results of the Company. TAPR's business is seasonal and the three months ended March 31 has historically provided less than a proportionate share of annual revenues and earnings. Accordingly, the results of TAPR included in the three-month period ended March 31, 1995 may not be indicative of TAPR's annual operating results.

         Cine Vista operates motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico. Two additional theaters were under development at the time of the acquisition.

         The purchase price is subject to the satisfaction of certain contingencies in accordance with the provisions of a purchase agreement by and among TAPR, TALP and the Company dated July 1, 1994 (the "Purchase Agreement"). The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two screens, subject to six months notice. Accordingly, $1 million of the purchase price was escrowed and is payable over 36 months provided the landlord does not cancel the lease during such period or assert other claims relating to the lease, in which case the escrow is available for set off. This escrow has been classified as "Restricted cash." At March 31, 1995, $917,000 is owed to TALP under this arrangement and has been classified as an "Other liability." Another portion of the purchase price ($250,000) has been escrowed and is available for set off of certain claims by the Company against TALP relating to the acquisition.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

         Pro forma operating results are set forth below for the three months ended March 31, 1994. For purposes of preparing the pro forma operating statements, the acquisition of TAPR was assumed to be completed at the beginning of 1994 and certain adjustments have been made, including amortization of intangibles, depreciation and reductions in "Interest and dividend" income resulting from payment of the purchase price.


                                                             Three Months
                                                                Ended
                                                            March 31, 1994
                                                      --------------------------
Revenues                                                       $3,844
                                                      ==========================

Net loss                                                        ($138)
                                                      ==========================

Per Share:

Net loss                                                      ($  .03)
                                                      ==========================

Other:

         On February 21, 1995, the Company and Pacific Theatres Corporation ("Pacific") announced that the Company and Pacific had terminated their partnership to develop multiplex cinemas in California and Hawaii. James J. Cotter, Chairman of the Company, is also an officer and director of Pacific.

NOTE 4 -- LEASES

         Cine Vista conducts all of its operations in leased premises. The leases relate to motion picture theaters with remaining terms of 8.5 to 28 years with certain leases containing options to extend the leases for up to an additional 30 years. Cine Vista also leases office and warehouse space and various equipment. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one lease has been guaranteed by Reading Company. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. All of these premises leases, except for one, are accounted for as operating leases. Cine Vista determines annual rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

         Cine Vista's future minimum lease payments, by year and in the aggregate, under noncancellable operating leases and a capital lease consist of the following at March 31:

                                                Capital            Operating
                                                 Lease              Leases
                                                 -----              ------
1996                                             $  95           $   1,142

1997                                                95               1,095

1998                                                95               1,070

1999                                                95               1,170

2000                                                95               1,205

                                                 1,330              14,451
                                                 -----             -------

Total net minimum lease payments                 1,805             $20,133
                                                                   =======

Less amount representing interest                1,277
                                                 -----

Present value of net minimum lease payments
 under capital leases                           $  528
                                                 =====

NOTE 5 -- OTHER INVESTMENTS

         Other investments consisted of the following:


                                                March 31,                    December 31,
                                                  1995                          1994
                                         ----------------------        ----------------------
Real estate joint ventures                      $   54                        $   54
Notes and mortgages                                 88                            90
Railroad stock investments and other               294                           294
                                         ----------------------        ----------------------
                                                $  436                        $  438
                                         ======================        ======================

         Notes and mortgages are predominately comprised of two interest bearing notes receivable maturing in 1997 and 1999 with interest rates of 6.5% and 7.5%.

         The Company loaned Oz Resorts and Entertainment, Inc. ("OREI") a total of $795,000 during 1993 and 1994. The loans were made as part of a transaction intended to result in the acquisition by the Company of a controlling interest in OREI, which owns the rights to The Wonderful World of Oz Theme Park and Family Resort (the "Oz Resort"), a planned destination theme park, hotel and golf complex in Kansas City, Kansas. In May 1994, the Company entered into an agreement with OREI which provides that the Company has a right, but no obligation, to participate in future debt or equity offerings by OREI. The loan is convertible into stock of OREI at the election of the Company. In 1994, the Company elected to fully reserve the loan due to the developmental nature of the project.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

NOTE 6 -- REAL ESTATE HELD FOR SALE OR DEVELOPMENT

         "Real estate held for sale or development" at March 31, 1995 is carried at the lower of cost or estimated net realizable value. The Company is exploring development and sale options for its Center City Philadelphia properties which are adjacent to the Pennsylvania Convention Center site and is actively seeking buyers for its properties located outside Center City Philadelphia.

NOTE 7 -- AVAILABLE-FOR-SALE SECURITIES

         The adjustment for unrealized holding losses on available-for-sale securities, included as a separate component of shareholders' equity, totaled $99,000 as of March 31, 1995. The contractual maturities for all "available-for-sale securities" as of March 31, 1995 are four months or less for which the amortized cost and estimated fair value are $23,554,000 and $23,455,000 respectively.

         Accrued interest as of March 31, 1995 and December 31, 1994 was $288,000 and $478,000, respectively and is included in "available-for-sale securities" on the balance sheet.

NOTE 8 -- OTHER LIABILITIES

         Other liabilities consisted of the following:


                                                              March 31,                    December 31,
                                                                1995                          1994
                                                      ------------------------        ----------------------
Reserve for guarantee obligations of
     SWS Industries, Inc. (See Note 10)                        $   461                       $   555
Obligations related to past railroad operations
    and environmental issues (See Note 10)                       1,488                         1,489
Reorganization obligations                                         236                           236
Cine Vista deferred purchase price (See Note 3)                    917                           917
Minimum rent liability                                             123                            82
Other                                                              156                           154
                                                      ------------------------        ----------------------
                                                                 3,381                         3,433
Less estimated current portion                                    (964)                       (1,056)
                                                      ------------------------        ----------------------
                                                                $2,417                       $ 2,377
                                                      ========================        ======================

         The reorganization obligations represent the Company's remaining liability to reorganization debtholders. In accordance with the provisions of the Company's Plan of Reorganization, the Company is obligated to repay such indebtedness if the debtholders present their claims for payment to the Company on or before December 24, 1995. All claims made to date have been paid in accordance with the Plan of Reorganization.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

NOTE 9 -- INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, an income tax provision is recorded in the statement of operations using the enacted federal rates and the deferred asset is amortized in an amount equivalent to the tax provision as the tax benefits are realized. Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital". Had such tax benefits been excluded from net income, the Company would have reported a net loss of $132,000 for the three months ended March 31, 1995.

         At January 1, 1995, net operating loss carryforwards totalled $166.8 million of which $127.1 million will expire at the end of 1996 unless utilized prior thereto and $39.7 million will expire in various amounts between 1997 and 2008 unless previously utilized.

         Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:


                                                March 31,                    December 31,
                                                  1995                          1994
                                         ----------------------        ----------------------
Net operating loss carryforwards                $56,563                       $56,695
Reserves                                          1,044                         1,044
Other, net                                          108                           108
                                         ----------------------        ----------------------
Gross deferred asset                             57,715                        57,847
Valuation allowance                             (57,715)                      (57,715)
                                         ----------------------        ----------------------
Net deferred asset                            $       0                      $    132
                                         ======================        ======================

         Based on an analysis of the likelihood of realizing the Company's gross deferred tax assets (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for substantially the entire amount was necessary.

         The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $8,800 for the three months ended March 31, 1995 and recorded no AMT expense for the three months ended March 31, 1994.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

SWS Industries, Inc.

         The Company sold a subsidiary, SWS Industries, Inc. ("SWS") in 1987. SWS subsequently filed for bankruptcy in 1988. Under the terms of the SWS sales agreement, the Company remained liable as guarantor on various performance bonds issued on behalf of SWS. The Company's liability under the performance bond guarantees has been reduced as the related contracts have been completed or settled. Completion activities will continue through 1995. Management believes the remaining reserves at March 31, 1995 are adequate for the remaining obligations of the Company.

Cine Vista

         A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $180,000 for the twelve-month period ended June 30, 1994. The Company is contesting the landlord's claim and believes the claim to be without merit. If the landlord were to prevail in its assertion, the Company is indemnified by TALP for such deficiency during said period. However, the landlord could assert a similar argument concerning the computation of rent for the period subsequent to June 30, 1994, which amount would total approximately $120,000. If the landlord were to assert such a position and prevail, the Company believes it would be entitled to an appropriate reduction in the purchase price of TAPR relating not only to the nine months ended March 31, 1995 but also relating to the 18 1/2 future years under the lease.

Historical Railroad Operations

         The Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, the Company receives quarterly reimbursement for certain personal injury legal actions. At March 31, 1995, $382,000 was reimbursable to the Company for amounts expended in defense and settlement of such actions. This amount has been classified as "Due from insurance companies." Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $45,000 from 1992 through March 31, 1995. The Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may file for an arbitration hearing on such matters. Based upon the backlog of pending personal injury cases and the Company's experience in settling such cases, the Company has established an accrual of $147,000 reflecting the potential effect of such insolvencies on future insurance reimbursement if no recovery is received from either the insolvent carriers or the other parties to the Settlement Agreement. The accrual associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

Environmental

         Reading Company ("Reading") and a wholly-owned subsidiary, Reading Transportation Company ("RTC"), have each been advised by the Environmental Protection Agency ("EPA") that they are potentially responsible parties ("PRPs") for a site under environmental laws including Federal Superfund legislation ("Superfund"). The EPA issued an Administrative Order under Superfund against 34 PRPs requiring the named parties to incinerate materials at the site pursuant to a June 30, 1989 Record of Decision ("ROD"). Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States Government of approximately $22 million. Reading and RTC have each been named in a third-party action instituted by the 36 PRPs. The actions instituted against the Company and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site. The Company believes Reading has meritorious defenses to the claims, including, but not limited to, its bankruptcy filing, and has sought injunctive relief which, if granted, would dismiss Reading from all liability now asserted at the site. RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter. EPA estimates that the incineration required by the ROD will cost approximately $53 million. Certain PRPs believe that the cost of the remedy specified by the ROD will exceed EPA's estimates and proposed an alternative remedy which was estimated to cost less that $53 million, which alternative was rejected by EPA in April 1994.

         Based upon the RTC's insolvency and the defense available to Reading, the fact that the future costs established in the ROD are $53 million, the existence of alternative remedies which cost less than the estimated costs of the ROD, the Company's counsel estimates the likely range of possible outcomes of the matter to be from $0 (if the bankruptcy defense is upheld) to $3,000,000 (if the bankruptcy defense is not upheld). The Company increased its "Provision for environmental matters" by $1,200,000 in 1994 for the potential exposure of the Company to this matter.

         The Company is a party to a consent decree relating to one Superfund site located on land owned by the Company. Apart from future operation and maintenance expenses ("O&M"), remediation is complete. During 1994, the Company paid approximately $106,000 as its estimated share of ten years of O&M and charged such amount to "Provision for environmental matters" expense. The Company believes that the amounts expensed to date will be adequate to fund O&M at the site. If additional amounts were required, such amounts would not be material.

         The Company was named as a defendant in an action seeking the recovery of $3,800,000 of alleged environmental cleanup costs from five defendants under various provisions of New Jersey law. The action alleged that certain contamination at the site relates to the prior railroad operations of the Pennsylvania Reading Seashore Lines in which the Company has a 33 percent ownership interest. In May 1995, the Company and the involved parties agreed to settle this matter. The Company's share of the settlement totaled $235,000 which approximates the amount previously accrued by the Company to provide for its share of the liability.

         The Company has also undertaken remediation activities at the site of a former gasoline filling station owned by the Company. In accordance with an agreement between the Company and a major oil company, the Company is responsible for 20 percent of the remediation cost and the balance of such cost is being paid by the oil company. The Company believes the amounts accrued related to this matter are adequate to fund the required remediation.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1995
(amounts in tables in thousands)

         In 1991, the Company filed a lawsuit against the Southeastern Pennsylvania Transportation Authority, Consolidated Rail Corporation, the City of Philadelphia, and other parties which seeks to recover costs of approximately $9,000,000 expended by the Company in conjunction with the cleanup of PCBs in the Reading Terminal Train Shed and a portion of the Viaduct south of Vine Street. The action also seeks a declaratory judgement as to future costs which may be incurred in cleaning up the remaining portions of the Viaduct owned by the Company.

         In 1991, the Company removed six underground storage tanks at a site owned by the Company and in conjunction with such activities submitted an environmental assessment of the site to the Pennsylvania Department of Environmental Resources ("PADER"). PADER has advised the Company that no further action is required at the site. With the advance knowledge and consent of PADER, the Company extinguished a fire at a Company-owned site which had been used as a landfill by the Reading Railroad. The Company neither anticipates nor faces any administrative action against it by PADER concerning the site.

         Prior to the Company's reorganization, the Company had extensive railroad and related operations. Such operations could have contributed to environmental contamination of properties now owned by the Company, previously sold or leased by the Company, or to which the Company, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

         At March 31, 1995, the Company has a general environmental accrual of $63,000 in addition to the specific provisions set forth above. The following is an analysis of the Company's accrual for environmental claims:

                  Balance at January 1, 1993      $  771,000
                  Provisions                         241,000
                  Payments                          (676,000)
                                                  ----------
                  Balance at December 31, 1993       336,000

                  Provisions                       1,306,000
                  Payments                          (133,000)
                                                  ----------
                  Balance at December 31, 1994     1,509,000

                  Provisions                               0
                  Payments                           (11,000)
                                                  ----------
                  Balance at March 31, 1995       $1,498,000
                                                  ==========

Reading Company and Subsidiaries

Notes to Condensed Financial Statements

March 31, 1995
(amounts in tables in thousands)

NOTE 11 -- RELATED PARTY TRANSACTIONS

         Robert F. Smerling serves as president of Cine Vista. In accordance with the terms of Mr. Smerling's employment, he may borrow up to $1,000,000 from the Company to acquire up to a 4% interest in Cine Vista. Mr. Smerling has not notified the Company whether or not he intends to exercise this purchase right.

NOTE 12 -- SUBSEQUENT EVENTS

         On April 3, 1995, Reading and ARAMARK (formerly ARA Services, Inc. "ARA") settled litigation encompassing disputes relating to ARA's tenancy in One Reading Center, a 32-story office building in which the Company sold its partnership interest in 1985. (These disputes included matters relating to a lease assumption agreement whereby Reading undertook certain obligations under ARA's prior lease and the calculations of certain amounts prepaid under the Reading/ARA lease.) In settlement of the litigation, the parties exchanged general releases and the Company received $425,000. This amount will be recorded as income in the Consolidated Statement of Operations for the three months ended June 30, 1995.


         On May 12, 1995, the Company and Craig Corporation ("Craig") submitted joint bids for the acquisition of two movie exhibition theater circuits located in Europe, both of which are owned by Credit Lyonnais S.A. ("CL").
The MGM United Kingdom ("MGM-UK") circuit operates approximately 120 theaters in the United Kingdom and the Irish Republic and would be acquired by a newly formed company owned in part by the Company, Craig, TCW Special Credits Fund (The Principal Fund), and Virgin Communications, a member of the Virgin Group of Companies. The MGM Netherlands ("MGM-NL") circuit operates 22 theaters in the Netherlands. The Company believes that it is one of six groups which were selected by CL to submit bids on MGM-UK and one of several groups selected to submit bids on MGM-NL. The bids are independent of one another. Even if the Company has submitted the highest bids for the circuits, no assurances can be given that either of the bids will be selected by CL or that either of the circuits will be acquired. Ultimate acquisitions of the circuits are subject to, among other things, further negotiations, due diligence and documentation and the approval of the French government. If the MGM-UK and MGM-NL acquisitions are completed, the Company would be required to utilize substantially all of its liquid funds and also be required to obtain additional corporate funding in order to fund its share of the acquisition price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

           Due to the nature of the Company's historical business activities, revenues and earnings have varied significantly reflecting the results of real estate and other asset sales. Accordingly, period-to-period comparisons of operating results will not be indicative of future financial results. In addition, the operating results of Cine Vista are only included in the consolidated operating results of the Company for the current three months ended March 31, 1995 (See Note 3). Additionally, TAPR's business is seasonal and the three months ended March 31 has historically provided less than a proportionate share of annual revenues and earnings. Accordingly, the results of TAPR included in the three-month period ended March 31, 1995 may not be indicative of TAPR's annual operating results.

         Revenues in the three month period ended March 31, 1995 increased $3,053,000 to $3,808,000 from $755,000 in the corresponding period last year. This was due primarily to the inclusion of $3,233,000 in revenue from Cine Vista in the current three month period. The increase in revenues was offset somewhat in the three months ended March 31, 1995 by a decrease in "Interest and dividends" revenue of $137,000 due to lower investable fund balances (due mainly to the $22,700,000 cash purchase of Cine Vista) in the current three months, offset somewhat by higher interest yields in the current period.

         "General and administrative" expenses increased $61,000 from $880,000 in the corresponding three month period last year. This was due to the addition of approximately $281,000 (net of management fees) associated with Cine Vista's general and administrative expenses offset somewhat by a reduction in professional fees of approximately $52,000 and a $148,000 decrease in development expenses related to the Oz Resort totaling $186,000 which were included in the prior year "General and administrative" expenses. "Theater costs" and "Theater concession costs" reflect the direct theater costs of Cine Vista's operations for the quarter ended March 31, 1995.

         In addition to AMT expense, the Company recorded a deferred income tax provision of $132,000 in the three months ended March 31, 1995. The deferred tax asset was amortized for the same amount as the tax benefits were realized.

         The Company recorded a net loss of $79,000 and $125,000 for the three months ended March 31, 1995 and March 31, 1994, respectively.

         In addition to the recently completed acquisition of Cine Vista, the Company continues to seek additional theater acquisition opportunities both internationally and domestically. The Company has recently made bids to acquire two theater circuits locatedin Europe (see Note 12).

Liquidity and Capital Resources:

         "Cash and cash equivalents" together with "Available-for-sale securities" increased $344,000 from $44,936,000 at December 31, 1994 to $45,280,000 at March 31, 1995. While not necessarily indicative of its cash flows determined under generally accepted accounting principles, Cine Vista's operating cash flows (income before depreciation and amortization) of $522,000 contributed to the liquid funds in the three months ended March 31, 1995. In addition to Cine Vista's operating cash flow, other significant sources of liquid funds during this period included "Interest and dividends" revenue of $508,000 and a decrease in insurance proceeds receivable of $369,000. Principal sources of liquid funds in the prior year three month period included $645,000 in "Interest and dividends" revenue and a $301,000 increase in "Accounts payable and accrued expenses".

         In addition to operating expenses, principal uses of liquid funds during the current three month period included a decrease in "Accounts payable and accrued expenses" of $473,000 (due to a pay-down of an annual insurance contract) and a decrease in "Film payable" of $221,000 due to timing. The principal use of liquid funds for the three months ended March 31, 1994, in addition to operating expenses, was a $470,000 loan to OREI (See Note 5).

         The Company has significant liquidity and no debt outstanding. The Company intends to expand Cine Vista's existing operations by developing new multiplex theaters in the Commonwealth of Puerto Rico which will require the expenditure of additional funds during the next several years. The Company is currently in discussions with a major bank for a line of credit for Cine Vista which will permit the Company to increase its liquid funds available for acquisition and development activities and also provide sufficient liquidity to fund Cine Vista's new theater development plans. No assurances can be made that the Company will be successful in obtaining financing for Cine Vista. However, even if financing is not obtained, the Company's existing financial resources are more than adaquate to fund the Company's existing operations and expansion plans for Cine Vista.

         On May 12, 1995, the Company and Craig submitted joint bids for the acquisition of two movie exhibition theater circuits located in Europe, both of which are owned by Credit Lyonnais S.A. ("CL") (See Note 12). The bids are independent of one another. Ultimate acquisition of the circuits are subject to, among other things, further negotiations, due diligence and documentation and the approval of the French government. If the MGM-UK and MGM-NL acquisitions are completed, the Company would be required to utilize substantially all of its liquid funds and also be required to obtain additional corporate funding in order to fund its share of the acquisition price.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          READING COMPANY, REGISTRANT

Date:   May 15, 1995           By:    /s/ James A. Wunderle
     --------------------         ---------------------------------------------
                                  James A. Wunderle
                                  Executive Vice President,
                                  Chief Operating Officer
                                  and Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)

Date:   May 15, 1995           By:    /s/ Eileen M. Mahady
     --------------------         ---------------------------------------------
                                  Eileen M. Mahady
                                  Controller
                                  (Principal Accounting Officer)