Form 10-Q/A
period 1995-03-31
READING CO
filed 1995-06-23
CIK 82334

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                             -----------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

Commission file number 1-649

                              READING COMPANY
                              ---------------
          (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-6000773
         ------------                                 ----------
   (State of incorporation)                (I.R.S. Employer Identification No.)

            One Penn Square West
 30 South Fifteenth Street, Suite 1300
     Philadelphia, Pennsylvania                                 19102-4813
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

     (a)  Exhibits

          27   Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three month period ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    READING COMPANY, REGISTRANT

Date:   June 23, 1995                 By: /s/ James A. Wunderle
                                          --------------------------------
                                          James A. Wunderle
                                          Executive Vice President,
                                          Chief Operating Officer
                                          and Treasurer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

Date:   June 23, 1995                 By: /s/ Eileen M. Mahady
                                          --------------------------------
                                          Eileen M. Mahady
                                          Controller
                                          (Principal Accounting Officer)