Form 10-Q
period 1995-06-30
READING CO
filed 1995-08-15
CIK 82334

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended June 30, 1995

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

Yes [X] No [ ]

     There were 4,961,150 shares of Class A Common Stock and 12,215 shares of Common Stock outstanding as of August 4, 1995.

                                     INDEX


                        READING COMPANY AND SUBSIDIARIES


                                                                                                               PAGE
                                                                                                               ----
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- June 30, 1995
            (Unaudited) and December 31, 1994...............................................................    3-4

         Condensed Consolidated Statements of Operations -- Three and Six Months
            Ended June 30, 1995 and 1994 (Unaudited)........................................................      5

         Condensed Consolidated Statements of Cash Flows -- Six Months
            Ended June 30, 1995 and 1994 (Unaudited)........................................................      6

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................   7-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................................................  17-18


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................................     19

Signatures..................................................................................................     20

                    PART I - Financial Information

Item 1. Financial Statements

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

                                                              (Unaudited)
                                                                June 30,    December 31,
                                                                  1995         1994*
                                                                  ----         ----

ASSETS

Current Assets

Cash and cash equivalents                                        $36,222     $ 9,413
Available-for-sale treasury securities                            10,196      35,523
Amounts receivable                                                   433         280
Restricted cash                                                      333         333
Inventories                                                           82          86
Prepayments and other current assets                                 448         593
Due from insurance companies                                         237         751
Deferred tax asset                                                     0         132
                                                                 -------     -------
  Total current assets                                            47,951      47,111
                                                                 -------     -------
Other investments                                                    464         438
Restricted cash                                                      537         597
Real estate held for sale or development                           1,111       1,111
Property and equipment:
 Buildings                                                           728         720
 Capitalized premises lease                                          538         538
 Leasehold improvements                                            3,585       3,560
 Equipment                                                         2,854       2,811
 Construction-in-progress                                            286         103
                                                                 -------     -------
                                                                   7,991       7,732
 Less: Accumulated depreciation                                      948         726
                                                                 -------     -------
                                                                   7,043       7,006
Intangible assets:
 Beneficial leases - net of accumulated amortization of $910
 in 1995 and $455 in 1994                                         15,998      16,453
                                                                 -------     -------
                                                                  25,153      25,605
                                                                 -------     -------
                                                                 $73,104     $72,716
                                                                 =======     =======


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

           See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)



                                                                                   (Unaudited)
                                                                                     June 30,    December 31,
                                                                                       1995         1994*
                                                                                      ------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                     $  1,178      $  1,468
Accrued compensation                                                                      239           218
Accrued taxes and other                                                                   580           627
Film rent payable                                                                         592           359
Other liabilities                                                                         972         1,056
                                                                                      -------       -------
  Total current liabilities                                                             3,561         3,728
                                                                                      -------       -------
Capitalized lease, less current portion                                                   525           525
Other liabilities                                                                       2,337         2,377
                                                                                      -------       -------
  Total long term liabilities                                                           2,862         2,902

Commitments and contingencies (See Note 10)

Shareholders' Equity
Preferred stock, par value $1.00 per share:
 Authorized -- 5,000,000 shares
Common stock, par value $.01 per share:
 Authorized -- 10,000,000 shares
 Issued 1995 -- 12,215 shares; 1994 -- 12,291 shares                                        1             1
Class A common stock, par
value $.01 per share:
 Authorized -- 15,000,000 shares
 Issued 1995 -- 5,144,476 shares; 1994 -- 5,144,400 shares                                 51            51
Unrealized loss on available-for-sale securities                                          (13)         (286)
Other capital                                                                          55,422        55,057
Retained earnings                                                                      13,841        13,884
Class A common stock in treasury, at cost:
 1995 -- 183,326 shares; 1994 -- 183,250                                               (2,621)       (2,621)
                                                                                      -------       -------
  Total shareholders' equity                                                           66,681        66,086
                                                                                      -------       -------
                                                                                     $ 73,104      $ 72,716
                                                                                      =======       =======



* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)





                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                             -------------------           -------------------
                                              1995           1994           1995          1994
                                              ----           ----           ----          ----

REVENUES:
Theater:
 Admissions                                   $2,376         $    0         $4,637        $     0
 Concessions                                     901              0          1,710              0
 Advertising and other                           150              0            294              0
Real estate management and sales                  68            298            135            383
Interest and dividends                           594            629          1,103          1,274
Other                                            472             18            490             43
                                              ------         ------         ------         ------
                                               4,561            945          8,369          1,700
                                              ------         ------         ------         ------
EXPENSES:
Theater costs, including depreciation
 and amortization of $336 and $671
 in 1995                                       2,922              0          5,587              0
Theater concession costs                         153              0            293              0
General and administrative                     1,071            787          2,012          1,667
                                              ------         ------         ------         ------
                                               4,146            787          7,892          1,667
                                              ------         ------         ------         ------
Income before income taxes                       415            158            477             33
Income tax provision                              14             11            155             11
                                              ------         ------         ------         ------
Net income                                   $   401        $   147        $   322        $    22
                                              ======         ======         ======         ======
Per share information:
Net income                                   $  0.08        $  0.03        $  0.06        $  0.00
                                              ======         ======         ======         ======

Average shares outstanding                 4,973,368      4,973,557      4,973,398      4,973,566
                                           =========      =========      =========      =========



                See Notes to Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)


                                                                      Six Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                      1995          1994
                                                                      ----          ----

OPERATING ACTIVITIES
Net income                                                          $    322      $     22
Adjustments to reconcile net income to
 net cash provided from operating activities:
  Gain on sale of other real estate                                        0          (308)
  Depreciation                                                           231             6
  Amortization                                                           455             0
  Deferred rent expense                                                   82             0
  Deferred income tax expense                                            132            11
  Changes in operating assets and liabilities:
   Decrease in note receivable due from officer of subsidiary              0         1,000
   (Increase) decrease in amounts receivable                            (338)           11
   Decrease in inventories                                                 4             0
   Decrease (increase) in prepaids and other current assets              145          (208)
   Decrease (increase) in insurance proceeds receivable                  514          (210)
   (Decrease) increase in accounts payable and accrued expenses         (316)           39
   Increase in film payable                                              233             0
   Decrease in other liabilities                                        (206)         (138)
  Other, net                                                             (24)           10
                                                                    --------      --------
 Net cash provided from operating activities                           1,234           235
                                                                    --------      --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                               (270)            0
Net proceeds from real estate joint venture investments                  185           138
Net proceeds from sales of real estate                                     0           572
Decrease (increase) in restricted cash                                    60        (1,001)
Purchases of available-for-sale securities                              (451)      (11,422)
Sales and maturities of available-for-sale securities                 26,051        21,295
Loan to OREI (See Note 5)                                                  0          (470)
                                                                   --------      --------
 Net cash provided from investing activities                          25,575         9,112
                                                                    --------      --------
 Increase in cash and cash equivalents                                26,809         9,347
 Cash and cash equivalents at beginning of year                        9,413           177
                                                                    --------      --------
 Cash and cash equivalents at end of year                           $ 36,222      $  9,524
                                                                    ========      ========


           See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

NOTE 1--BASIS OF PRESENTATION

     The condensed consolidated financial statements of Reading Company and Subsidiaries ("the Company") include the accounts of Reading Company and its majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications. The Company acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") during 1994. The transaction was effective as of July 1, 1994 and the results of TAPR have been consolidated with the Company's operating results for the six months ended June 30, 1995 (See Note 3). On December 31, 1994, TAPR was merged into its parent corporation, Reading Cinemas of Puerto Rico, Inc. ("RCPR") with RCPR the successor corporation and the operating name changed to Cine Vista (unless otherwise required by the context, TAPR, RCPR, and Cine Vista may be used interchangeably herein).

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

     Net income Per Share: Net income per share (Common Stock and Class A Common Stock) is calculated by dividing the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. Class A Common shares issuable under stock option plans were 374,732 on June 30, 1995 and 1994, but were anti-dilutive.

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

     Building and Improvements             40 years
     Equipment                             15 years
     Furniture and Fixtures                 7 years
     Leasehold Improvements                20 years

     Intangible Assets: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations. The amount of the TAPR purchase price ascribed to the beneficial leases was determined by an independent appraiser by computing the present value of the excess of market rental rates over the rental rates in effect under TAPR leases at the time of the Company's acquisition of TAPR and allocating such amount as a component of the purchase price of TAPR. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases which approximates 19 years.

NOTE 3--ACQUISITIONS

Cine Vista:

     Effective July 1, 1994, the Company acquired from Theater Acquisitions, LP ("TALP") TAPR for an aggregate cash purchase price of approximately $22,700,000, inclusive of acquisition costs of $323,000. The acquisition was accounted for using the purchase method and TAPR's operating results since July 1, 1994 have been consolidated with the operating results of the Company. TAPR's business is seasonal and the six months ended June 30 has historically provided less than a proportionate share of annual revenues and earnings. Accordingly, the results of TAPR included in the six-month period ended June 30, 1995 may not be indicative of TAPR's annual operating results.

     Cine Vista operates motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico. Two additional theaters were under development at the time of the acquisition.

     The purchase price is subject to the satisfaction of certain contingencies in accordance with the provisions of a purchase agreement by and among TAPR, TALP and the Company dated July 1, 1994 (the "Purchase Agreement"). The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two screens, subject to six months notice. Accordingly, $1 million of the purchase price was escrowed and was payable over 36 months provided the landlord did not cancel the lease during such period or assert other claims relating to the lease, in which case the escrow is available for set off. This escrow has been classified as "Restricted cash". In June 1995, the Company and TALP agreed to reduce the rate at which payments are made to TALP from the escrow pending the outcome of a dispute with a landlord of Cine Vista (See Note 10).

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

     At June 30, 1995, $857,000 remains to be paid, if all payments are required to be made to TALP, and such amount has been classified as an "Other liability."

     Pro forma operating results are set forth below for the six months ended June 30, 1994. For purposes of preparing the pro forma operating statements, the acquisition of TAPR was assumed to be completed at the beginning of 1994 and certain adjustments have been made, including amortization of intangibles, depreciation and reductions in "Interest and dividend" income resulting from payment of the purchase price.


                                     Six Months
                                       Ended
                                   June 30, 1994
                                   -------------

     Revenues                           $7,723
                                    =============
     Net loss                            ($424)
                                    =============
     Per Share:
     Net loss                            ($.09)
                                    =============


Other:

     In May 1995, the Company and Craig Corporation ("Craig") submitted joint bids for the acquisition of two movie exhibition theater circuits located in Europe, both of which are owned by Credit Lyonnais S.A. ("CL"). The MGM United Kingdom ("MGM-UK") circuit operates approximately 120 theaters in the United Kingdom and the Irish Republic. The MGM Netherlands ("MGM-NL") circuit operates 22 theaters in the Netherlands.

     In June 1995, CL selected a bid from a group other than the Company to proceed with the acquisition of the MGM-NL circuit and the Company determined not to participate in the acquisition of the MGM-UK circuit. The Company's partner in the bid for MGM-UK has agreed to reimburse the Company for certain expenses associated with the bids.

NOTE 4--LEASES

     Cine Vista conducts all of its operations in leased premises. The leases relate to motion picture theaters with remaining terms of approximately 8 to 27 years with certain leases containing options to extend the leases for up to an additional 30 years. The minimum remaining lease term, inclusive of any renewal options, for any of Cine Vista's theaters is approximately 18.75 years. Cine Vista also leases office, warehouse space and various equipment. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one lease has been guaranteed by Reading Company. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. With the exception of one capital

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

lease, all leases are accounted for as operating leases. Cine Vista determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms.

     Cine Vista's future minimum lease payments, by year and in the aggregate, under noncancellable operating leases and the capital lease consist of the following at June 30:


                                           Capital    Operating
                                             Lease      Leases
                                             -----      ------


     1996                                     $ 95      $1,136

     1997                                       95       1,090

     1998                                       95       1,067

     1999                                       95       1,208

     2000                                       95       1,205

     Thereafter                              1,306      14,150
                                             -----      ------

     Total net minimum lease payments        1,781     $19,856
                                                        ======
     Less amount representing interest       1,254
                                             -----

     Present value of net minimum lease
     payments under capital leases            $527
                                             =====



     In May 1995, the Company and a landlord amended a lease originally executed in July 1994 for a new 8-plex motion picture theater. The amended lease provides for a ten-year term with an annual base rent of approximately $196,000 with options to extend the lease up to an additional 30 years. The lease will be effective after the completion of construction of the new theater. The Company is responsible for certain construction costs of the theater which are presently estimated to total approximately $1.6 million. Completion of construction and commencement of theater operations are anticipated to occur in early 1996. The lease provides for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property.

     In June 1995, the Company entered into a lease agreement for a new six-plex motion picture theater. The lease provides for a 20-year term with an annual base rent of approximately $186,000 with options to extend the lease up to an additional 20 years. The lease will be effective after receipt of financing and completion of construction of the new theater. The Company is responsible for certain construction costs of the theater which are presently estimated to total $1.2 million. Completion of construction and commencement of theater operations is scheduled to occur in late 1997. The lease provides for contingent rentals based upon a specified percentage of

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)



theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property.

NOTE 5 - OTHER INVESTMENTS

Other investments consisted of the following:



                                       June 30,   December 31,
                                         1995        1994
                                         ----        ----

Real estate joint ventures               $ 54        $ 54
Notes and mortgages                        88          90
Railroad stock investments and other      322         294
                                         ----        ----
                                         $464        $438
                                         ====        ====



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

NOTE 6--REAL ESTATE HELD FOR SALE OR DEVELOPMENT

     "Real estate held for sale or development" at June 30, 1995 is carried at the lower of cost or estimated net realizable value. The Company is exploring development and sale options for its Center City Philadelphia properties which are adjacent to the Pennsylvania Convention Center site and is actively seeking buyers for its properties located outside Center City Philadelphia.

NOTE 7--AVAILABLE-FOR-SALE SECURITIES

     The adjustment for unrealized holding losses on available-for-sale securities, included as a separate component of shareholders' equity, totaled $13,000 as of June 30, 1995. The contractual maturities for all "available-for-sale securities" as of June 30,1995 are one month or less for which the amortized cost and estimated fair value are $10,033,000 and $10,020,000 respectively.

     Accrued interest as of June 30, 1995 and December 31, 1994 was $176,000 and $478,000, respectively and is included in "available-for-sale securities" on the balance sheet.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

NOTE 8--OTHER LIABILITIES

Other liabilities consisted of the following:


                                                    June 30,   December 31,
                                                      1995        1994
                                                      ----        ----

Reserve for guarantee obligations of
  SWS Industries, Inc. (See Note 10)                $   461      $   555

Obligations related to past railroad operations
  and environmental issues (See Note 10)              1,253        1,489

Reorganization obligations                              236          236

Cine Vista deferred purchase price (See Note 3)         857          917

Minimum rent obligations                                164           82

Other                                                   338          154
                                                    -------      -------
                                                      3,309        3,433

Less estimated current portion                         (972)      (1,056)
                                                    -------      -------
                                                    $ 2,337      $ 2,377
                                                    =======      =======


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

NOTE 9--INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS No. 109, an income tax provision is recorded in the statement of operations using the enacted federal rates and the deferred asset is amortized in an amount equivalent to the tax provision as the tax benefits are realized. Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital". Had such tax benefits been excluded from net income, the Company would have reported a net loss of $43,000 or $.01 per share for the six months ended June 30, 1995.

     At January 1, 1995, net operating loss carryforwards totalled $166.8 million of which $127.1 million will expire at the end of 1996 unless utilized prior thereto and $39.7 million will expire in various amounts between 1997 and 2008 unless previously utilized.

     Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)



                                      June 30,     December 31,
                                        1995          1994
                                        ----          ----
Net operating loss carryforwards     $ 56,563      $ 56,695
Reserves                                1,044         1,044
Other, net                                108           108
                                     --------      --------
Gross deferred asset                   57,715        57,847
Valuation allowance                   (57,715)      (57,715)
                                     --------      --------
Net deferred asset                   $      0      $    132
                                     ========      ========



     Based on an analysis of the likelihood of realizing the Company's gross deferred tax assets (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for substantially the entire amount was necessary.

     The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $23,000 and $11,000 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

SWS Industries. Inc.

     The Company sold a subsidiary, SWS Industries, Inc. ("SWS") in 1987. SWS subsequently filed for bankruptcy in 1988. Under the terms of the SWS sales agreement, the Company remained liable as guarantor on various performance bonds issued on behalf of SWS. The Company's liability under the performance bond guarantees has been reduced as the related contracts have been completed or settled. Completion activities will continue through 1995. Management believes the remaining reserves at June 30, 1995 are adequate for the remaining obligations of the Company.

Cine Vista

     A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $180,000 for the twelve-month period ended June 30, 1994. The Company is contesting the landlord's claim and believes the claim to be without merit. If the landlord were to prevail in its assertion, the Company is indemnified by TALP for such deficiency during said period. However, the landlord could assert a similar argument concerning the computation of rent for the period subsequent to June 30, 1994, which amount would total approximately $190,000. If the landlord were to assert such a position and prevail, the Company believes it would be entitled to a reduction in the purchase price of TAPR relating not only to the twelve months ended June 30, 1995 but also relating to the 18 future years under the lease.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)


Historical Railroad Operations

     The Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, the Company receives quarterly reimbursement for certain personal injury legal actions. At June 30, 1995, $237,000 was reimbursable to the Company for amounts expended in defense and settlement of such actions. This amount has been classified as "Due from insurance companies." Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $55,000 from 1992 through June 30, 1995. The Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may file for an arbitration hearing on such matters. Based upon the backlog of pending personal injury cases and the Company's experience in settling such cases, the Company has established an accrual of $141,000 reflecting the potential effect of such insolvencies on future insurance reimbursement if no recovery is received from either the insolvent carriers or the other parties to the Settlement Agreement. The accrual associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

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

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

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

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
June 30, 1995
(amounts in tables in thousands)

At June 30, 1995, the Company has a general environmental accrual of $63,000 in addition to the specific provisions set forth above. The following is an analysis of the Company's accrual for environmental claims:


Balance at January 1, 1993       $   771,000
Provisions                           241,000
Payments                            (676,000)
                                 -----------
Balance at December 31, 1993         336,000

Provisions                         1,306,000
Payments                            (133,000)
                                 -----------
Balance at December 31, 1994       1,509,000

Provisions                                 0
Payments                            (246,000)
                                 -----------
Balance at June 30, 1995         $ 1,263,000
                                 ===========




NOTE 11--RELATED PARTY TRANSACTIONS

     Robert F. Smerling serves as president of Cine Vista. In accordance with the terms of Mr. Smerling's employment, he may borrow up to $1,000,000 from the Company to acquire up to a 4% interest in Cine Vista. Mr. Smerling has not notified the Company whether or not he intends to exercise this purchase right.

NOTE 12 - OTHER INCOME

     On April 3, 1995, the Company and ARAMARK (formerly ARA Services, Inc. "ARA") settled litigation encompassing disputes relating to ARA's tenancy in One Reading Center, a 32-story office tower in which the Company conveyed its interest in 1985. (These disputes included matters relating to a lease assumption agreement whereby the Company undertook certain obligations under ARA's prior lease and the calculations of certain amounts prepaid under the ARA lease.) In settlement of the litigation, the parties exchanged general releases and the Company received $425,000. This amount was recorded as "Other income" in the Consolidated Statement of Operations for the three months ended June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

     Due to the nature of the Company's historical business activities, revenues and earnings have varied significantly reflecting the results of real estate and other asset sales. Accordingly, period-to-period comparisons of operating results will not be indicative of future financial results. In addition, the operating results of Cine Vista are only included in the consolidated operating results of the Company for the six months ended June 30, 1995 (See Note 3). Cine Vista's business is seasonal and the six months ended June 30 has historically provided less than a proportionate share of annual revenues and earnings. Accordingly, the results of Cine Vista included in the six-month period ended June 30, 1995 may not be indicative of Cine Vista's annual operating results.

     Revenues in the six-month period ended June 30, 1995 increased $6,669,000 to $8,369,000 from $1,700,000 in the corresponding six-month period last year. The increase was due primarily to the inclusion of $6,641,000 in revenue from Cine Vista in the current six-month period and a $425,000 litigation settlement (See Note 10). The increase in revenues in the current six-month period was offset somewhat by a decrease in real estate sales of $248,000 from the comparable six-month period in the prior year.

     "General and administrative" expenses increased $345,000 from $1,667,000 in the corresponding six-month period last year. The increase was due to the addition of approximately $511,000 (net of management fees) associated with Cine Vista's general and administrative expenses and expenses incurred in connection with the review of acquisitions. The increase in general and administrative expenses in the current six-month period was offset somewhat by a reduction in professional fees of $105,000 and a $179,000 decrease in development expenses related to Oz Resorts and Entertainment, Inc. ("Oz Resort") from the comparable period last year.

     In addition to AMT expense, the Company recorded a deferred income tax provision of $132,000 in the six months ended June 30, 1995 coincident with the related utilization of the Company's tax loss carryforwards (See Note 9).

     The Company recorded net income of $322,000 and $22,000 for the six months ended June 30, 1995 and 1994, respectively.

     Revenues for the three months ended June 30, 1995 increased $3,616,000 to $4,561,000 compared with the three months ended June 30, 1994. This was due primarily to the inclusion of $3,427,000 in revenue from Cine Vista in the current three month period and $425,000 received in settlement of certain litigation (See Note 10). The increase in revenues was offset somewhat by a decrease of $230,000 in sales of real estate from the three months ended June 30, 1994.

     "General and administrative" expenses increased $284,000 from $787,000 in the corresponding three month period last year. The increase was due to the addition of approximately $230,000 (net of management fees) associated with Cine Vista's general and administrative expenses and the inclusion of certain expenses incurred with the review of acquisitions. The increase in general and administrative expenses was offset somewhat by a $53,000 reduction in professional fees and a $31,000 decrease in development expenses related to the Oz Resort from the prior year quarter ended June 30, 1995. "Theater costs" and "Theater concession costs" reflect the direct theater costs of Cine Vista's operations for the quarter ended June 30, 1995.

     The Company recorded net income of $401,000 and $147,000 for the three months ended June 30, 1995 and 1994, respectively.

Liquidity and Capital Resources:

     "Cash and cash equivalents" together with "Available-for-sale securities" increased $1,482,000 from $44,936,000 at December 31, 1994 to $46,418,000 at
June 30, 1995. While not necessarily indicative of its cash flows determined under generally accepted accounting principles, Cine Vista's operating cash flows (income before depreciation, amortization and non-cash rental expense) of $1,029,000 contributed to the increase in liquid funds in the six months ended June 30, 1995. In addition to Cine Vista's operating cash flow, other significant sources of liquid funds during this period included "Interest and dividends" revenue of $1,103,000 and a decrease in insurance proceeds receivable of $514,000. Principal sources of liquid funds in the prior year six-month period included $1,274,000 in "Interest and dividends" revenue, $1,000,000 received from an officer of a subsidiary as repayment of a loan authorized by the Board of Directors, and $572,000 in proceeds from sales of real estate.

     In addition to operating expenses, principal uses of liquid funds during the current six-month period included a decrease in "Accounts payable and accrued expenses" of $316,000 (due to timing and a pay-down of an annual insurance contract) offset by accrued expenses related to due diligence of acquisitions. Principal uses of liquid funds in the current six month period also include an increase of $338,000 in amounts receivable related mainly to the anticipated reimbursement of certain expenses related to the MGM acquisition (See Note 3) and $270,000 in purchases of property, plant and equipment for Cine Vista's operations. The principal use of liquid funds for the six months ended June 30, 1994, in addition to operating expenses, was a $470,000 loan for the Oz Project (See Note 5). The Company also escrowed $1,001,000 in the quarter ended June 30, 1994 in accordance with a Letter of Intent with Theater Acquisitions L.P. related to the purchase of Cine Vista.

     The Company has significant liquidity and no debt outstanding. The Company intends to expand Cine Vista's existing operations by developing new multiplex theaters in the Commonwealth of Puerto Rico which will require the expenditure of additional funds during the next several years. In addition, the Company continues to seek additional theater acquisition and development opportunities both domestically and internationally. The Company is currently in discussions with a major bank for a line of credit for Cine Vista which will permit the Company to increase its liquid funds available for domestic and international acquisition and development activities and provide sufficient liquidity to fund Cine Vista's new theater development plans. No assurances can be made that the Company will be successful in obtaining financing for Cine Vista. However, even if financing is not obtained, the Company's existing financial resources are more than adequate to fund the Company's existing operations and expansion plans for Cine Vista.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         (b)      The Company filed a Form 8-K on June 12, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          READING COMPANY, REGISTRANT

Date:   August 14, 1995           By:    /s/ James A. Wunderle
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

Date:   August 14, 1995           By:    /s/ Eileen M. Mahady
     --------------------         ---------------------------------------------
                                  Eileen M. Mahady
                                  Controller
                                  (Principal Accounting Officer)