Form 10-Q
period 1995-09-30
READING CO
filed 1995-11-14
CIK 82334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ________________

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1995

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes [X]    No

     There were 4,961,764 shares of Class A Common Stock and 11,530 shares of Common Stock outstanding as of November 7, 1995.

                                     INDEX

                       READING COMPANY AND SUBSIDIARIES



PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- September 30, 1995
          (Unaudited) and December 31, 1994. . . . . . . . . . . . . . .   3-4

         Condensed Consolidated Statements of Operations -- Three and
          Nine Months Ended September 30, 1995 and 1994 (Unaudited). . .     5

         Condensed Consolidated Statements of Cash Flows -- Nine Months
          Ended September 30, 1995 and 1994 (Unaudited). . . . . . . . .     6

         Notes to Condensed Consolidated Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   7-17

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . .  18-19

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                        PART I - Financial Information

Item 1.  Financial Statements

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

                                                   (Unaudited)
                                                  September 30,   December 31,
                                                       1995          1994*
                                                      ------        -------
ASSETS

Current assets

Cash and cash equivalents                              $47,469         $9,413
Available-for-sale securities                               25         35,523
Amounts receivable                                       1,606            280
Restricted cash                                            333            333
Inventories                                                123             86
Prepayments and other current assets                       380            593
Due from insurance companies                               327            751
Deferred tax asset                                           0            132
                                                      --------        -------

     Total current assets                               50,263         47,111
                                                      --------        -------

Other investments                                          464            438
Restricted cash                                            537            597
Real estate held for sale or development                 1,110          1,111
Property and equipment:
  Buildings                                                733            720
  Capitalized premises lease                               538            538
  Leasehold improvements                                 3,589          3,560
  Equipment                                              2,863          2,811
  Construction-in-progress                                 456            103
                                                      --------        -------
                                                         8,179          7,732
Less: Accumulated depreciation                           1,061            726
                                                      --------        -------
                                                         7,118          7,006
Intangible assets:
  Beneficial leases - net of accumulated
  amortization of $1,138                                15,770         16,453
  in 1995 and $455 in 1994
                                                      --------        -------
                                                        24,999         25,605
                                                      --------        -------
                                                       $75,262        $72,716
                                                      ========        =======

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except shares and per share amounts)

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        1995            1994*
                                                       ------          -------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable                                        $1,367         $1,468
Accrued compensation                                       247            218
Accrued taxes and other                                    826            627
Film rent payable                                          252            359

Other liabilities                                          904          1,056
                                                       -------        -------
     Total current liabilities                           3,596          3,728
                                                       -------        -------

Capitalized leases, less current portion                   523            525
Other liabilities                                        2,384          2,377
                                                       -------        -------
     Total long term liabilities                         2,907          2,902
                                                       -------        -------

Commitments and contingencies (See Note 10)

Shareholders' equity
Preferred stock, par value $1.00 per share:
  Authorized -- 5,000,000 shares
Common stock, par value $.01 per share:
  Authorized -- 10,000,000 shares
  Issued 1995 -- 12,140 shares; 1994 -- 12,291 shares        1              1
Class A common stock, par value $.01 per share:
  Authorized -- 15,000,000 shares
  Issued 1995 -- 5,144,551 shares; 1994 -- 5,144,400        51             51
Other capital                                           56,049         55,057
Unrealized loss on available-for-sale securities             0           (286)
Retained earnings                                       15,279         13,884
Class A common stock in treasury, at cost:
  1995 -- 183,326 shares; 1994 -- 183,250               (2,621)        (2,621)
                                                       -------        -------

     Total shareholders' equity                         68,759         66,086
                                                       -------        -------
                                                       $75,262        $72,716
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

See Notes to Condensed Consolidated Financial Statements.

                   Reading Company and Subsidiaries
                 Consolidated Statements of Operations
          (in thousands, except shares and per share amounts)

                                        Three Months Ended  Nine Months Ended
                                            September 30,     September 30,
                                        ------------------  -----------------
                                          1995     1994       1995      1994
                                          ----     ----       ----      ----
REVENUES:

Theater:
   Admissions                            $3,524    $3,457    $8,161    $3,457
   Concessions                            1,366     1,317     3,076     1,317
   Advertising and other                    189       127       483       127
Real estate management and sales             67        69       203       452
Interest and dividends                      684       433     1,787     1,707
Condemnation and other                    1,479        34     1,969        76
                                         ------    ------    ------     -----
                                          7,309     5,437    15,679     7,136
                                         ------    ------    ------     -----
EXPENSES:
Theater costs                             3,347     3,212     8,277     3,212
Theater concession costs                    212       221       505       221
Depreciation and amortization               337       335     1,007       335
General and administrative                1,311       961     3,312     2,630
Provision for environmental matters           0     1,306         0     1,306
Development expense                           0       795         0       795
                                         ------    ------    ------     -----
                                          5,207     6,830    13,101     8,499
                                         ------    ------    ------     -----
Income (loss) before income taxes         2,102    (1,393)    2,578    (1,363)
Income tax provision                         37         0       192         0
                                         ------    ------    ------     -----
Net income (loss)                        $2,065   ($1,393)   $2,386   ($1,363)
                                         ======    ======    ======    ======
Per share information:
Net income (loss)                         $0.42    ($0.28)    $0.48    ($0.27)
                                         ======    ======    ======    ======

Average shares outstanding            4,973,368 4,973,540 4,973,398  4,973,557
                                      ========= ========= =========  =========

       See Notes to Condensed Consolidated Financial Statements.

Reading Company And Subsidiaries
Condensed Consolidated Statement Of Cash Flows (Unaudited)
(In thousands)
                                                              Nine Months Ended
                                                                 September 30,
                                                              -----------------
                                                               1995       1994
                                                               ----       ----
OPERATING ACTIVITIES
Net income (loss)                                             $2,386    ($1,363)
Adjustments to reconcile net income (loss) to
  net cash provided from operating activities:
    Condemnation award                                        (1,146)         0
    Gain on sale of other real estate                              0       (308)
    Depreciation                                                 338        113
    Amortization                                                 683        222
    Deferred rent expense                                        124          0

    Deferred income tax expense                                  132          0
    Provision for environmental matters                            0      1,200
    Valuation provision for loan to OREI                           0        795
    Changes in operating assets and liabilities:
       Decrease in note receivable due from officer
        of subsidiary                                              0      1,000
       (Increase) decrease in amounts receivable                (365)        92
       Increase in inventories                                   (37)        (1)
       Decrease (increase) in prepaids and other current
        assets                                                   213       (185)
       Decrease in insurance proceeds receivable                 424         16
       Increase in accounts payable and accrued expenses         127        393
       Decrease in film payable                                 (107)        (2)
       Decrease in other liabilities                            (269)      (227)
    Other, net                                                   (27)         8
                                                               -----      -----
  Net cash  provided from operating activities                 2,476      1,753
                                                               -----      -----
INVESTING ACTIVITIES
Purchase of TAPR (See Note 3)                                      0    (21,669)
Purchase of property, plant and equipment                       (449)         0
Net proceeds from real estate joint venture investments          185        138
Net proceeds from sales of real estate                             0        572
Decrease (increase) in restricted cash                            60       (972)
Purchases of available-for-sale securities                      (511)   (12,108)
Sales and maturities of available-for-sale securities         36,295     35,440
Loan to OREI (See Note 5)                                          0       (470)
                                                              ------     ------
  Net cash provided from investing activities                 35,580        931
                                                              ------     ------
FINANCING ACTIVITIES
Purchase of treasury stock                                         0         (1)
                                                              ------     ------
  Net cash used for financing activities                           0         (1)
                                                              ------     ------


  Increase in cash and cash equivalents                       38,056      2,683
  Cash and cash equivalents at beginning of year               9,413        177
                                                              ------     ------
  Cash and cash equivalents at end of year                   $47,469     $2,860
                                                              ------     ------
                                                              ------     ------


See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


NOTE 1   OWNERSHIP AND BASIS OF PRESENTATION

     Craig Corporation ("Craig") currently owns approximately 48% of Reading Company.

     The condensed consolidated financial statements of Reading Company and Subsidiaries ("the Company") include the accounts of Reading Company and its majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications.

     The Company acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") during 1994. The transaction was effective as of July 1, 1994 and the results of TAPR have been consolidated with the Company's operating results since that date (See Note 3). On December 31, 1994, TAPR was merged into its parent corporation, Reading Cinemas of Puerto Rico, Inc. ("RCPR") with RCPR the successor corporation and the operating name changed to Cine Vista (unless otherwise required by the context, TAPR, RCPR, and Cine Vista may be used interchangeably herein).

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)

     Inventories: Inventories are comprised of confection goods used in Cine Vista's operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

     Net Income (Loss) Per Share: Net income (loss) per share (Common Stock and Class A Common Stock) is calculated by dividing net income or net loss by the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. There were 367,232 and 374,732 Class A Common shares issuable under stock option plans on September 30, 1995 and 1994, respectively; however, the terms of exercise were anti-dilutive.

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

      Building and Improvements      40 years
      Equipment                      15 years
      Furniture and Fixtures          7 years
      Leasehold Improvements         20 years

     Intangible Assets: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations. The amount of the TAPR purchase price attributed to the beneficial leases was determined by an independent appraiser by computing the present value of the excess of market rental rates over the rental rates in effect under TAPR leases at the time of the Company's acquisition of TAPR and allocating such amount as a component of the purchase price of TAPR. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases which approximates 19 years.



NOTE 3   ACQUISITION OF CINE VISTA

     Effective July 1, 1994, the Company acquired Cine Vista from Theater Acquisitions, LP ("TALP") for an aggregate cash purchase price of approximately $22,700,000, inclusive of acquisition costs of $323,000. The acquisition was accounted for using the purchase method and Cine Vista's operating results since July 1, 1994 have been consolidated with the operating results of the Company. Cine Vista's business is seasonal and the results of Cine Vista included in the nine-month period ended September 30, 1995 may not be indicative of Cine
Vista's annual operating results.

     Cine Vista operates motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico. Two additional theaters were under development at the time of the acquisition.

     The purchase price is subject to the satisfaction of certain contingencies in accordance with the provisions of a purchase agreement by and among Cine Vista, TALP and the Company dated July 1, 1994 (the "Purchase Agreement"). The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two screens, subject to six months notice. Accordingly, $1 million of the purchase price was escrowed and was payable over 36 months provided the landlord did not cancel the lease during such period or assert other claims relating to the lease, in which case the escrow is available for set off. This escrow has been classified as "Restricted cash." In June 1995, the Company and TALP agreed to reduce the rate at which payments

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)

are made to TALP from the escrow pending the outcome of a dispute with a landlord of Cine Vista (See Note 10). At September 30, 1995, $857,000 remains to be paid, if all payments are required to be made to TALP, and such amount has been classified as an "Other liability."

     Pro forma operating results are set forth below for the nine months ended September 30, 1994. Such results include actual operating results for the three months ended September 30, 1994. For purposes of preparing the pro forma operating statements, the acquisition of Cine Vista was assumed to be completed at the beginning of 1994 and certain adjustments have been made, including amortization of intangibles, depreciation and reductions in "Interest and dividend" income resulting from payment of the purchase price.



                                             Nine Months
                                                Ended
                                            September 30,
                                                 1994
                                            -------------

     Revenues                                  $13,160
                                              ========
     Net loss                                  ($1,719)
                                              ========
     Per Share:
     Net loss                                    ($.35)
                                              ========


NOTE 4  FOREIGN DEVELOPMENT / ACQUISITION ACTIVITIES

     In furtherance of its business plan to seek out foreign opportunities for the development and operation of multiplex cinemas, in November the Company entered into a joint venture agreement with Craig with respect to the development and operation of multiplex cinemas in Australia. The joint venture, formed as a limited liability corporation, has been named Reading International Cinemas, LLC (referred to herein, together with its wholly owned subsidiaries, as "Reading International").

     Reading International has retained the services of several executive employees who will be providing services to Reading International on a full time or substantially full time basis and has entered into contracts to acquire a potential multiplex theater development site in Australia. In addition, corporate joint venture agreements between Reading International and an existing owner and operator of cinemas in Australia are currently being documented with respect to the development and management of certain additional cinema sites. Reading International is also in negotiation with several developers and landlords with respect to other potential locations.

     The financial results for the three months ended September 30, 1995 include approximately $290,000 of expenses related to such activities. The contracts with respect to the multiplex site were entered into in November and are subject to certain Australian governmental approvals and provide for a total purchase price to Reading International of approximately $6.5 million.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


     In May 1995, the Company and Craig submitted joint bids for the acquisition of two movie exhibition theater circuits located in Europe, both of which were owned by Credit Lyonnais S.A. The MGM United Kingdom ("MGM-UK") circuit operates approximately 120 theaters in the United Kingdom and the Irish Republic. The MGM Netherlands circuit operates 22 theaters in the Netherlands.

     In June 1995, a partner of the Company and Craig in the bid for MGM-UK entered into an agreement to acquire MGM-UK. The Company and Craig elected not to participate in the acquisition and the Company's partner in the bid for MGM-UK has agreed to reimburse the Company for certain expenses associated with the bid.


NOTE 5   LEASES

     Cine Vista conducts all of its operations in leased premises.   The leases
relate to motion picture theaters with remaining terms of approximately 7.5 to 27 years with certain leases containing options to extend the leases for up to an additional 30 years. The minimum remaining lease term, inclusive of any renewal options, for any of Cine Vista's theaters is approximately 18.5 years. Cine Vista also leases office, warehouse space and various equipment. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one lease has been guaranteed by Reading Company. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. With the exception of one capital lease, all leases are accounted for as operating leases. Cine Vista determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms.

     Cine Vista's future minimum lease payments, by year and in the aggregate, under noncancellable operating leases and the capital lease consist of the following at September 30:


                                       Capital         Operating
                                        Lease           Leases
                                        -----           ------
1996                                   $   95          $ 1,113
1997                                       95            1,083
1998                                       95            1,103
1999                                       95            1,206
2000                                       95            1,205
Thereafter                              1,282           13,846
                                        -----          -------
Total net minimum lease payments        1,757          $19,556
                                                       =======
Less amount representing interest       1,231
                                        -----
Present value of net minimum lease
payments under capital leases            $526
                                        =====

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


     In May 1995, the Company and a landlord amended a lease originally executed in July 1994 for a new eight-plex motion picture theater. The amended lease provides for a ten-year term with an annual base rent of approximately $196,000 with options to extend the lease up to an additional 30 years. The lease will be effective after the completion of construction of the new theater. The Company is responsible for certain construction costs of the theater which are presently estimated to total approximately $1.6 million. Completion of construction and commencement of theater operations are anticipated to occur in early 1996. The lease provides for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property.

     In June 1995, the Company entered into a lease agreement for a new six-plex motion picture theater. The lease provides for a 20-year term with an annual base rent of approximately $186,000 with options to extend the lease up to an additional 20 years. The lease will be effective after receipt of financing and completion of construction of the new theater. The Company is responsible for certain construction costs of the theater which are presently estimated to total $1.2 million. Completion of construction and commencement of theater operations is scheduled to occur in late 1996 or early 1997. The lease provides for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property.


NOTE 6 - OTHER INVESTMENTS

Other investments consisted of the following:

                                            September 30,     December 31,
                                                1995             1994
                                               ------           ------

Real estate joint ventures                       $ 54            $  54
Notes and mortgages                                88               90
Railroad stock investments and other              322              294
                                               ------           ------
                                                 $464             $438
                                               ======           ======

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


NOTE 7   REAL ESTATE HELD FOR SALE OR DEVELOPMENT

     "Real estate held for sale or development" at September 30, 1995 is carried at the lower of cost or estimated net realizable value. The Company is exploring development and sale options for its Center City Philadelphia properties which are adjacent to the Pennsylvania Convention Center site and is actively seeking buyers for its properties located outside Center City Philadelphia.


NOTE 8   OTHER LIABILITIES

     Other liabilities consisted of the following:

                                               September 30,   December 31,
                                                    1995          1994
                                                   ------        ------
Reserve for guarantee obligations of
     SWS Industries, Inc. (See Note 10)           $   406       $   555
Obligations related to past railroad operations
    and environmental issues (See Note 10)          1,251         1,489
Reorganization obligations                            236           236
Cine Vista deferred purchase price (See Note 3)       857           917
Minimum rent obligations                              206            82
Other                                                 334           154
                                                  -------       -------
                                                    3,290         3,433
Less estimated current portion                       (906)       (1,056)
                                                  -------       -------
                                                   $2,384        $2,377
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


NOTE 9   INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS No. 109, an income tax provision is recorded in the statement of operations using the enacted federal rates and the deferred asset, if any, is amortized in an amount equivalent to the tax provision as the tax benefits are realized. Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital". Had such tax benefits been excluded from net

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


income, the Company would have reported net income of $1,396,000 or $.28 per share for the nine months ended September 30, 1995.

     At January 1, 1995, net operating loss carryforwards totalled $166.8 million of which $127.1 million expires at the end of 1996 unless utilized prior thereto and $39.7 million will expire in various amounts between 1997 and 2008 unless previously utilized.

     Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:
                                            September 30,     December 31,
                                                1995              1994
                                               ------            ------
Net operating loss carryforwards             $ 56,563          $ 56,695
                                             --------          --------
Reserves                                        1,044             1,044
Other, net                                        108               108
                                             --------          --------
Gross deferred asset                           57,715            57,847
Valuation allowance                           (57,715)          (57,715)
                                             --------          --------
Net deferred asset                           $      0          $    132
                                             ========          ========

     Based on an analysis of the likelihood of realizing the Company's gross deferred tax assets (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire asset was necessary.

     The Company is required to pay federal alternative minimum tax ("AMT").
AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. In addition to AMT expense of $60,000, the Company recorded a deferred income tax provision of $132,000 in the nine months ended September 30, 1995 coincident with the related utilization of the Company's tax loss carryforwards.


NOTE 10  COMMITMENTS AND CONTINGENCIES

SWS Industries, Inc.

     The Company sold a subsidiary, SWS Industries, Inc. ("SWS") in 1987. SWS subsequently filed for bankruptcy in 1988. Under the terms of the SWS sales agreement, the Company remained liable as guarantor on various performance bonds issued on behalf of SWS. The Company's liability under the performance bond guarantees has been reduced as the related contracts have been completed or settled. Management believes the reserve at September 30, 1995 is adequate for the remaining obligations of the Company.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


Cine Vista

     A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $180,000 for the twelve-month period ended June 30, 1994. The Company is contesting the landlord's claim and believes the claim to be without merit. If the landlord were to prevail in its assertion, the Company is indemnified by TALP. However, the landlord could assert a similar argument concerning the computation of rent for the period subsequent to June 30, 1994, which amount would total approximately $240,000 to September 30, 1995. If the landlord were to assert such a position and prevail, the Company believes it would be entitled to a reduction in the purchase price of TAPR relating not only to the fifteen months ended September 30, 1995 but also relating to the 18 future years under the lease.

Historical Railroad Operations

     The Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, the Company receives quarterly reimbursement for certain personal injury legal actions. At September 30, 1995, $327,000 was reimbursable to the Company for amounts expended in defense and settlement of such actions. This amount has been classified as "Due from insurance companies." Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $55,000 from 1992 through September 30, 1995. The Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may file for an arbitration hearing on such matters. Based upon the backlog of pending personal injury cases and the

Company's experience in settling such cases, the Company has established an accrual of $148,000 reflecting the potential effect of such insolvencies on future insurance reimbursement if no recovery is received from either the insolvent carriers or the other parties to the Settlement Agreement. The accrual associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

Environmental

     Reading Company ("Reading") and a wholly-owned subsidiary, Reading Transportation Company ("RTC"), had each been advised by the Environmental Protection Agency ("EPA") that they were potentially responsible parties ("PRPs") for a site under environmental laws including Federal Superfund legislation ("Superfund"). The EPA issued an Administrative Order under Superfund against 34 PRPs requiring the named parties to incinerate materials at the site pursuant to a June 30, 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States Government of approximately $22 million. Reading and RTC have each been named in a third-party action instituted by the 36 PRPs. The actions instituted against the Company and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

     During 1994, based upon the Company's and counsel's evaluation of possible outcomes in the matter, the Company increased its "Provision for environmental matters" by $1,200,000. On September 14, 1995 the federal district court judge who presided over Reading's reorganization ruled that all liability

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with the Company's amended plan of reorganization on December 31, 1980. On November 13, 1995, the United States Department of Justice informed the Company that they intend to file an appeal of the decision. The judge's decision did not affect the potential liability of RTC for the site. RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter and the Company believes that the potential liability of RTC, if any, is not in excess of $300,000. Based upon the United States' appeal and possible alternate attempts by the PRPs to obtain Reading's participation in funding for the site as well as the existence of the other environmental matters set forth below, the Company has not adjusted its "Provision for environmental matters."

     The Company is a party to a consent decree relating to one Superfund site located on land owned by the Company. Apart from future operation and maintenance expenses ("O&M"), remediation is complete. During 1994, the Company paid approximately $106,000 as its estimated share of ten years of O&M and charged such amount to "Provision for environmental matters" expense. The Company believes that the amounts expended to date will be adequate to fund O&M at the site. If additional amounts were required, such amounts would not be material.

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

     In 1991, the Company removed six underground storage tanks at a site owned by the Company and in conjunction with such activities submitted an environmental assessment of the site to the Pennsylvania Department of Environmental Protection ("DEP"). DEP has advised the Company that no further action is required at the site. With the advance knowledge and consent of DEP, the Company extinguished a fire at a Company-owned site which had been used as a landfill by the Reading Railroad. The Company neither anticipates nor faces any administrative action against it by DEP concerning the site.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


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

    The following is an analysis of the Company's accrual for environmental claims:

          Balance at January 1, 1993        $  771
          Provisions                           241
          Payments                            (676)
                                            ------
          Balance at December 31, 1993         336

          Provisions                         1,306
          Payments                            (133)
                                            ------
          Balance at December 31, 1994       1,509

          Provisions                             0
          Payments                            (248)
                                            ------
          Balance at September 30, 1995     $1,261
                                            ======


NOTE 11   RELATED PARTY TRANSACTIONS

     Robert F. Smerling serves as president of Cine Vista. In accordance with the terms of Mr. Smerling's employment, he may borrow up to $1,000,000 from the Company to acquire up to a 4% interest in Cine Vista. Mr. Smerling has not notified the Company whether or not he intends to exercise this purchase right.

     In October 1995, the Company's Board of Directors agreed to waive certain restrictions related to the Company's Class A Common Stock in order to enable Craig to acquire up to 49.9 percent of Reading's outstanding capital shares.


NOTE 12  - CONDEMNATION AND OTHER INCOME

     On September 29, 1995, the Company and the Commonwealth of Pennsylvania Department of Transportation ("PennDot") agreed to settle certain litigation related to the PennDot's 1985 condemnation of a bridge which connected sections of a right-of-way located which was owned by the Company in center city Philadelphia. The settlement stipulates that PennDot pay the Company $1,146,000 as delayed compensation on the original condemnation. Accordingly, this amount is included in "Condemnation and other" income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1995.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
September 30, 1995
(amounts in tables in thousands)


     On April 3, 1995, the Company and ARAMARK settled litigation encompassing disputes relating to ARAMARK's tenancy in One Reading Center, a 32-story office tower in which the Company conveyed its interest in 1985. The Company received $425,000 in settlement of its claim, and such amount was included in "Other" income for the three months ended June 30, 1995. "Other" income for the three months ended September 30, 1995 also includes $319,000 received in settlement of two matters relating to the Company's former railroad operations.


NOTE 13 - SUBSEQUENT EVENTS

     On November 8, 1995, the Company acquired from a major bank for approximately $1,285,000 a judgement encumbering, among other things, a controlling interest in a Manhattan multiplex theater. The judgement has been acquired as part of the Company's plan to acquire, in conjunction with Manhattan-based City Cinemas (James J. Cotter, Chairman of the Company has an ownership interest in City Cinemas), all or at least a controlling interest in the multiplex theater. Subject to certain conditions, the Company has separately acquired options to obtain shares representing 5/13ths of the voting power of the company owning the multiplex theater and to obtain certain other creditor claims against that company. No assurance can be given that the Company's plan to acquire the theater will ultimately prove successful.

     In October, 1995, Cine Vista received a commitment from a major money center bank for a $15 million line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

     Due to the nature of the Company's historical business activities, revenues and earnings have varied significantly reflecting the results of real estate and other asset sales as well as the amount and timing of development activities. Accordingly, period-to-period comparisons of operating results will not be indicative of future financial results. In addition, the operating results of Cine Vista are included in the consolidated operating results of the Company for the nine months ended September 30, 1995 and the three months ended September 30, 1994 (See Note 3). Cine Vista's business is seasonal and the results of Cine Vista included in the nine-month period ended September 30, 1995 may not be indicative of Cine Vista's annual operating results.


     Revenues in the nine-month period ended September 30, 1995 increased $8,543,000 to $15,679,000 from $7,136,000 in the corresponding nine-month period last year. The increase was due primarily to the inclusion of $11,776,000 in revenue from Cine Vista in the current nine-month period, versus $4,924,000 in the prior year period as Cine Vista's purchase was effective July 1, 1994. Revenues also increased in the current year quarter due to a $1,146,000 condemnation award (See Note 7). In addition, "Condemnation and other income" for the current nine-month period includes $425,000 received in settlement of litigation related to an office tower formerly owned by the Company, and $319,000 received in settlement of two claims relating to the Company's former railroad operations.

     "Theater costs", "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista's operations for the nine months ended September 30, 1995 and the three months ended September 30, 1994 (due to the July 1, 1994 effective date of the purchase).

     "General and administrative" expenses increased $682,000 from $2,630,000 in the corresponding nine-month period last year. The increase was due to the addition of approximately $700,000 associated with Cine Vista's general and administrative expenses versus $154,000 in the prior year nine-month period (due to the July 1, 1994 effective date of the purchase). "General and administrative" expenses in the current nine-month period also includes approximately $290,000 incurred in conjunction with the Company's theater development activities in Australia and approximately $180,000 of expenses related to the review of other acquisitions (See Note 4). During the nine months ended September 30, 1994, "General and administrative" expenses included $257,000 in acquisition related expenses. During the nine-month period ended September 30, 1994, the Company fully reserved a $795,000 promissory note from Oz Resorts and Entertainment, Inc. ("OREI") and classified such expense as "Development expense" and increased its "Provision for environmental matters" by $1,306,000 (See Note 10).

     In addition to AMT expense of $60,000, the Company recorded a deferred income tax provision of $132,000 in the nine months ended September 30, 1995 coincident with the related utilization of the Company's tax loss carryforwards


(See Note 9).

     The Company recorded net income of $2,386,000 and a net loss of $1,363,000 for the nine months ended September 30, 1995 and 1994, respectively.

     Revenues for the three months ended September 30, 1995 increased $1,872,000 to $7,309,000 compared with the three months ended September 30, 1994 due primarily to the inclusion of a $1,146,000 condemnation settlement and $319,000 received in settlement of railroad claims. In addition, revenues from Cine Vista's operations in the current three-month period increased $186,000 from the comparable three-month period last year. The Company also earned $165,000 more in "Interest and dividends" revenues in the current year quarter due to higher investment yields.

     "Theater costs", "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista's operations for the comparable three month periods. "Theater costs" and "Theater concession costs" increased $144,000 as a result of higher theater revenues for the current three-month period.

     "General and administrative" expenses increased $350,000 from $961,000 in the corresponding three month period last year to $1,311,000 primarily as a result of a $136,000 increase in professional fees and the expenditure of $290,000 relating to Australia development activities. During the quarter ended September 30, 1994, the Company fully reserved a $795,000 promissory note from OREI and classified such expense as "Development expense" and increased its "Provision for environmental matters" by $1,306,000.

     The Company recorded net income of $2,065,000 and a net loss of $1,393,000 for the three months ended September 30, 1995 and 1994, respectively.

Liquidity and Capital Resources:

     "Cash and cash equivalents" together with "Available-for-sale securities" increased $2,558,000 from $44,936,000 at December 31, 1994 to $47,494,000 at
September 30, 1995. While not necessarily indicative of its cash flows determined under generally accepted accounting principles, Cine Vista's operating cash flows (income before interest, depreciation, amortization and non-cash rental expense) of $2,417,000 contributed to the increase in liquid funds. In addition to Cine Vista's operating cash flow, other significant sources of liquid funds during this period included "Interest and dividends" revenue of $1,787,000 and a decrease in insurance proceeds receivable of $424,000. Principal sources of liquid funds in the prior year nine-month period included $1,700,000 in "Interest and dividends" revenue, $1,000,000 received from an officer of a subsidiary as repayment of a loan authorized by the Board of Directors, and $572,000 in proceeds from sales of real estate.

     Principal uses of liquid funds in the current year quarter include $449,000 in purchases of property, plant and equipment by Cine Vista and relate primarily to Cine Vista's new theater developments (See Note 5). The principal uses of liquid funds for the nine months ended September 30, 1994, in addition to operating expenses, were a $470,000 loan to OREI and a net increase of $972,000 in escrowed funds related to the purchase of Cine Vista.

     The Company has significant liquidity and no debt outstanding. The Company intends to expand Cine Vista's existing operations by developing new multiplex theaters in the Commonwealth of Puerto Rico which will require the expenditure of additional funds during the next several years. The Company is also pursuing a number of motion picture theater development and acquisition opportunities, both domestically and internationally. If the Company were to enter into all of the currently proposed transactions, the Company would not have adequate working capital to fund all of the proposals. Therefore, the Company has obtained a commitment from a major money center bank for a $15 million line of credit with respect to its Cine Vista operations which line of credit will provide sufficient funds to complete Cine Vista's new theater development plans and provide additional liquid funds for the parent company. In addition, the Company has formed a 50/50 joint venture with Craig, Reading International Cinemas, LLC ("Reading International"), to exploit such Australian opportunities as may be developed. The Company is advised that Craig currently has working capital of approximately $19.5 million. Reading International, in turn, is currently documenting a further corporate joint venture with an existing owner and operator of cinemas in Australia to develop and manage cinemas in certain locations.

     No assurances can be given that all, or even a substantial portion of the projects that the Company is currently pursuing will come to fruition. It is the Company's intention not to become overly dependent upon debt financing or to undertake unfunded development obligations and the Company therefore intends to make use of further joint ventures, including, but not limited to, joint ventures with Craig and its affiliates, where appropriate to further the Company's business plan.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ended September 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          READING COMPANY, REGISTRANT



Date:   November 13, 1995     By: /s/ James A. Wunderle
                                  ---------------------------
                                  James A. Wunderle
                                  Executive Vice President,
                                  Chief Operating Officer
                                  and Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)


Date:   November 13, 1995     By: /s/ Eileen M. Mahady
                                  ---------------------------
                                  Eileen M. Mahady
                                  Controller
                                  (Principal Accounting Officer)