Form 10-K/A
period 1995-12-31
READING CO
filed 1996-04-30
CIK 82334

FORM 10-K/A
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ............... to ...............

Commission file number 1-649

                                 READING COMPANY
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  23-6000773
- - ----------------------------------       --------------------------------------
    (State of incorporation)               (I.R.S. Employer Identification No.)


            30 South Fifteenth Street
                   13th Floor
           Philadelphia, Pennsylvania                            19102
- - ----------------------------------------------            ------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  215-569-3344

Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 par value
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 1996, 4,962,272 shares of Class A Common Stock and 10,955 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $22,160,159.

Part III, Items 10-13 are amended in their entirety as set forth herein.


PART III


Item 10.          Directors and Executive Officers of the Registrant


Name                                    Age          Position
- - -----                                  -----        ----------

James J. Cotter(1)                      58           Chairman of the Board, Chairman of the Executive Committee
                                                          of the Board and a Director
S. Craig Tompkins                       45           President and a Director
Edward L. Kane(1)(2)                    58           Chairman of the Audit and Finance Committee of the Board
                                                          and a Director
Gerard P. Laheney                       58           Director
Ralph B. Perry III(1)                   60           Director
John W. Sullivan(1)(2)                  61           Director
Albert J. Tahmoush(2)                   74           Director
Charles S. Groshon                      42           Vice President
Eileen M. Mahady                        30           Controller
B. John Rochester                       52           Chief Executive Officer, Australian Cinema Operations and
                                                          Reading Australia Pty Ltd.
Robert F. Smerling                      61           Chief Executive Officer, Domestic and Puerto Rico Cinema
                                                          Operations and Reading International Cinemas LLC
James A. Wunderle                       44           Executive Vice President, Chief Operating Officer, Chief
                                                          Financial Officer and Treasurer

- - --------------------------


(1) Member of the Executive Committee. The Executive Committee is appointed annually by the Board of Directors and exercises the authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. The Executive Committee is responsible for recommending to the Board of Directors remuneration for senior management and officers of the Company, recommending adoption of compensation plans and the granting of options under the Company's stock option plan and recommending to the Board of Directors nominees to be elected to the Board of Directors by the shareholders or by the Board of Directors in the case of vacancies which occur between meetings of the shareholders. The Executive Committee held one meeting in 1995.

(2) Member of the Audit and Finance Committee. The Audit and Finance Committee is appointed annually by the Board of Directors to recommend the selection of independent auditors, review the scope and results of the annual audit, review financial results and status, review and assess the adequacy of the Company's accounting practices, financial controls and reporting systems and assess the financial planning functions of the Company. During 1995, the Audit and Finance Committee held two meetings.

     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1992 and a director since September 1990. Mr. Cotter is the principal executive officer of the Company. Mr. Cotter has been Chairman of the Board of Craig since 1988, and a director since 1985. Mr. Cotter has been a director and the Chairman of the Board of Citadel since 1991. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman of Citadel's wholly-owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity"), and served as a director of Fidelity until December 1994. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater Bros. Holdings, Inc. and its predecessors (retail grocery chain) since 1987. From 1988 through January 1992, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter. Mr. Cotter is also a director and Executive Vice President of Pacific, a wholly-owned subsidiary of The Decurion Corporation.

     Mr. Tompkins has been President and a director of the Company since March 1993. He serves as the Vice Chairman of Reading Cinemas and Managing Director of Reading International. Mr. Tompkins is President and a director of Craig and has served in such positions since March 1, 1993. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher for more than five years. Mr. Tompkins has been a director of Citadel since May 1993, became Vice Chairman in August 1994, and Secretary, Treasurer and Principal Accounting Officer in September 1994. Mr. Tompkins has served as a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993.

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

     Mr. Kane has been a director of the Company since 1989 and has been Chairman of the Company's Audit and Finance Committee since October 1995. Mr. Kane currently serves as a consultant to SunSurgery Corporation, a subsidiary of Sun Healthcare Group, Inc. Mr. Kane served as Vice President of SunSurgery Corporation from February through November 1995. Prior to its acquisition by Sun Healthcare Group, Inc. in February 1995, Mr. Kane served as Chairman, Chief Executive Officer and a director of Altis Outpatient Services, Inc., which owned and operated ambulatory surgical centers, since February 1993. Mr. Kane served as President of the Company from December 1991 through January 1993 and was President of Craig from January 1988 through January 1993. From 1970 until March 1989, Mr. Kane was a member of Haskins, Nugent, Newnham, Kane & Zvetina, a professional law corporation. Mr. Kane is a director of Craig and BDI Investment Corporation.

     Mr. Laheney has been a director of the Company since November 1993. Since July 1995 Mr. Laheney has been a portfolio manager for Portfolio Resources Group overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management, since January 1, 1994. Mr. Laheney was Vice President of The Partners Financial Group, Inc. from December 1993 through June 1995 and Vice President of Dean Witter Reynolds from April 1990 until December 1993. He was Vice President, Investments of Prudential Bache Securities Inc. from July 1985 to April 1990. He is also a director of Craig.

     Mr. Perry has been a director of the Company since December 1988. Mr. Perry is a member in the Los Angeles, California law firm of Graven Perry Block Brody & Qualls Inc., a professional corporation. Since 1985

Mr. Perry has also been a director of Craig, Fidelity, and Gateway Investments, Inc. (a licensed broker/dealer wholly owned by Fidelity).

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

     Mr. Groshon has been a Vice President of the Company since December 1988. Prior thereto he served with the Company in various accounting positions.

     Ms. Mahady has been the Controller of the Company since April 1990. Prior to joining the Company, she was a senior auditor with Ernst & Young.

     Mr. Rochester has been the Chief Executive Officer of the Company's Australian cinema operations since November 1995. From 1990 through 1995, Mr. Rochester was the Managing Director of Television & Media Services Ltd. (formerly Hoyts Entertainment Ltd.). He also served in several other executive offices for that organization since 1987.

     Mr. Smerling was retained in November 1993 to serve as President of Reading Cinemas, Inc. Mr. Smerling is President of Reading Cinemas of Puerto Rico, Inc. ("RCPR"). He served as president of Loews Theatre Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1993. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York. Mr. Smerling has over 35 years experience in the motion picture exhibition industry.

     Mr. Wunderle has been Chief Operating Officer since February 1990 and Executive Vice President, Treasurer, and Chief Financial Officer since December 1988. He was Vice President of Finance, Chief Financial Officer and Treasurer from January 1987 to December 1988 and prior thereto was Treasurer since March 1986.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock or Class A Common Stock to file reports to ownership and changes in ownership with the Securities Exchange Commission (the "SEC"). The SEC rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1995, all filing requirements applicable to its reporting persons were complied with except as follows: John W. Sullivan failed to report his indirect acquisition of shares by a foundation in which he exercises shared voting and dispositive control in 1992, Mr. Sullivan failed to report the disposition of shares directly controlled by him to the same foundation in 1994 and Mr. Ralph B. Perry failed to report the disposition of shares he sold to Craig Corporation in 1995. Craig Corporation filed a timely Form 4 with respect to Mr. Perry's transaction. Mr. Perry has since filed a Form 5 with the SEC.

Item 11.  Executive Compensation


     I.   SUMMARY COMPENSATION TABLE

     The following table shows, for the years ending December 31, 1995, 1994 and 1993, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:

                                                                                             Long Term
                                                          Annual Compensation                  Awards
                                               ------------------------------------------  --------------

                                                                           Other Annual
                                                Salary         Bonus       Compensation       Options
Name and Principal Position          Year         ($)           ($)           ($)(2)            (#)
- - ---------------------------------   ------     ---------     ----------   ---------------  --------------
James J. Cotter (1)                  1995                                    $150,000
   Chairman of the Board of
   Directors

                                     1994                                     150,000

                                     1993                                     150,000



S. Craig Tompkins (3)                1995       $180,000
   President

                                     1994        180,000

                                     1993        150,000                                       17,500



Robert F. Smerling (4)               1995        175,000
   President, Reading Cinemas
   of Puerto Rico, Inc.

                                     1994        175,000

                                     1993         20,192                                       15,000



James A. Wunderle                    1995        130,000        $52,500
   Executive Vice President, Chief
   Operating Officer, Chief
   Financial Officer and Treasurer


                                     1994        120,000         50,000

                                     1993        115,000         50,000



(1) Since December 1991, Mr. Cotter has been the principal executive officer of the Company and may therefore be considered to have acted in a capacity similar to the chief executive officer of the Company since that time.

(2) In accordance with Company practice, Mr. Cotter has received a fee for his services as Chairman of the Board of Directors of $150,000 per annum since December 1991.

(3) Mr. Tompkins was retained as President effective March 1, 1993. Amount set forth for 1993 reflects salary for the period March 1 through December 31, 1993.

(4) Mr. Smerling was retained by the Company effective November 17, 1993. Amount set forth reflects salary for 1993.


     Directors who are not employees of the Company receive an annual retainer of $24,000, except for the chairman of the Audit and Finance Committee who receives an annual retainer of $26,000. The Chairman of the

Board of Directors receives an annual retainer of $150,000. No separate fees are paid for meetings of the Board or committee meetings.

     Mr. Tompkins is entitled to a severance payment equal to his annual base salary and continuation of medical and insurance benefits in the event that his employment is involuntarily terminated and no change in control of the Company has occurred. Mr. Tompkins is entitled to a severance payment equal to two years annual salary in the event that a change in control of the Company occurs.

     Mr. Smerling is entitled to a severance payment equal to his annual base salary if he is terminated by the Company. Mr. Smerling also may borrow up to four percent of the capitalization of the Company's theater subsidiaries or, one million dollars, whichever amount is less, from the Company to invest in stock of the Company's theater subsidiaries.

     Messrs. Wunderle and Groshon and Ms. Mahady are entitled to receive payments equal to twelve, nine and four months, respectively, of annual base salary in the event their individual employment with the Company is involuntarily terminated.


     II. OPTION GRANT TABLE

     No options were granted under the Company's 1992 Non-Qualified Stock Option Plan during the year ended December 31, 1995 to any of the persons named in the Summary Compensation Table above.


     III. OPTION EXERCISES AND YEAR-END TABLE

     The following sets forth information with respect to the options held by the persons named in the Summary Compensation Table above as of December 31, 1995. No options were exercised by such persons during the fiscal year ended December 31, 1995 and none of the options held by such persons at December 31, 1995 had exercise prices which were below the market price of the Company's Class A common stock as of that date.


                          Fiscal Year-End Option Values

                                       Number of
                                      Unexercised
                                  Options at 12/31/95
                                  --------------------

                                    # Exercisable /
Name                                 Unexercisable
- - -------------------------------   --------------------

James J. Cotter                    265,232  /      0

S. Craig Tompkins                  13,125   /  4,375

Robert F. Smerling                 6,000    /  9,000

James A. Wunderle                  17,000   /      0



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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Common Stock and Class A Common Stock

     The following tables set forth certain information regarding the Common Stock and Class A Common Stock of the Company owned on April 22, 1996 by (i) each person or group who is known by the Company to own beneficially more than 5 percent of the Company's Common Stock or Class A Common Stock, (ii) each of the Company's directors and (iii) all directors and officers of the Company as a group.



5% Beneficial Owners

                                                                       Amount and
                                                                        Nature of               Percent of
                                                                       Beneficial                Class A
Name and Address of Beneficial Owner           Class                    Ownership  (1)         Common Stock
- - ------------------------------------           -----                    ---------              ------------
Craig Corporation                              Class A                  2,452,526  (2)            49.43
550 South Hope Street                          Common Stock
Los Angeles, California 90071

James J. Cotter                                Class A                    337,732  (2)(3)          6.46
550 South Hope Street                          Common Stock
Los Angeles, California 90071

Libra Advisors, Inc.                           Class A                    268,500  (4)             5.41
c/o Ranjan Tandon                              Common Stock
277 Park Avenue, 26th Floor
New York, NY  10017



Security Ownership of Management


                                                              Amount and
                                                               Nature of               Percent of
                                                              Beneficial                 Class A
Name of Beneficial Owner                                       Ownership  (1)         Common Stock (1)
- - ------------------------                                       ---------              ------------
James J. Cotter.............................................     337,732  (2)(3)              6.46
Edward L. Kane..............................................       9,000  (2)(5)(6)              *
Gerard P. Laheney...........................................       7,500  (2)(5)                 *
Ralph B. Perry III..........................................      31,000  (2)(5)(7)              *
Robert F. Smerling..........................................       9,500  (8)                    *
John W. Sullivan............................................     210,858  (5)(9)              4.24
Albert J. Tahmoush..........................................       7,500  (5)                    *
S. Craig Tompkins...........................................      10,150  (2)(10)                *
James A. Wunderle...........................................      17,000  (11)                   *
All Directors and Officers As a Group (12 Persons)..........     643,616  (12)               12.16

*    Percentages of less than one percent have not been indicated.

(1) Includes outstanding shares of Class A Common Stock and Class A Common Stock issuable within 60 days of April 22, 1996 upon the exercise of outstanding stock options. All of the stock beneficially owned by the directors or officers is Class A Common Stock.

(2) Craig Corporation, a Delaware corporation, filed a Schedule 13D dated June 19, 1989, stating that the shares have been purchased for investment purposes. Share information is presented as of a report filed on Form 4 with the SEC dated February 8, 1996. James J. Cotter, is Chairman of the Board of the Company and Craig. S. Craig Tompkins, is President of the Company and Craig. Edward L. Kane, Gerard P. Laheney and Ralph B. Perry III are all members of Craig's Board of Directors. James J. Cotter is also a principal shareholder of Craig. Messrs. Cotter, Tompkins, Kane, Laheney and Perry all disclaim beneficial ownership of the Company's shares held by Craig.

(3) Includes 4,500 shares held in a pension plan and 1,000 shares held by the James J. Cotter Profit Sharing Plan. Mr. Cotter is eligible to acquire 265,232 shares through the exercise of stock options.

(4) Libra Fund, L.P., a Delaware limited partnership ("Libra"), Libra Advisors, Inc., a New York corporation ("Advisors") and the general partner of Libra, Ranjan Tandon and Chandrika Tandon, jointly filed a Schedule 13D with the SEC dated December 12, 1995, stating that the shares have been purchased for investment purposes. Mr. Tandon is the sole shareholder and president of Advisors. Mrs. Tandon is the wife of Mr. Tandon. Libra, Advisors, and Mr. Tandon may jointly be deemed to be the beneficial owners of 209,500 shares of Class A common stock. Mrs. Tandon is the beneficial owner of 59,000 shares of Class A common stock. Mrs. Tandon disclaims beneficial ownership of the shares held by Libra, Advisors, and Mr. Tandon. Libra, Advisors, and Mr. Tandon each disclaim beneficial ownership of the shares owned by Mrs. Tandon.

(5) Includes 7,500 shares which may be acquired through the exercise of stock options.

(6)  Includes 1,500 shares held in a retirement account.

(7)  Includes 3,500 shares held in a retirement account.

(8) Includes 6,000 shares which may be acquired through the exercise of stock options.

(9) Includes 100,920 shares owned by a foundation of which Mr. Sullivan is a director. Mr. Sullivan has shared voting and dispositive power with respect to such shares. Excludes 128,581 shares owned by Mr. Sullivan's children as to which Mr. Sullivan disclaims beneficial ownership.

(10) Includes 13,125 shares which may be acquired through the exercise of stock options. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in the trust of Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership.

(11) Includes 17,000 shares which may be acquired through the exercise of stock options.

(12) Includes 338,857 shares which may be acquired through the exercise of stock options.


Item 13. Certain Relationships and Related Transactions

     Mr. Smerling serves as President of RCPR and City Cinemas, a New York motion picture theater exhibitor. City Cinemas is an affiliate of Mr. Cotter, the Company's Chairman. RCPR and City Cinemas have entered into an Executive Sharing Agreement pursuant to which Mr. Smerling provides services to both RCPR and City Cinemas entities and the cost of such services is shared by the parties, if such costs cannot be allocated directly to such parties. Prior to retaining Mr. Smerling and entering into the Executive Sharing Agreement, the Board of Directors had determined that City Cinemas and RCPR are not competitors and also noted that the arrangement provided RCPR with a chief executive officer with background and experience which Reading Cinemas could not otherwise afford based upon its present scope of operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      READING COMPANY


                                      By:   /s/ James A. Wunderle
                                           -----------------------------
                                           James A. Wunderle
                                           Executive Vice President and
                                           Chief Operating Officer
April 29, 1996