Form 10-Q
period 1996-03-31
READING CO
filed 1996-05-15
CIK 82334

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1996

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

Yes |X|  No |_|

         There were 4,962,339 shares of Class A Common Stock and 10,888 shares of Common Stock outstanding as of May 10, 1996.

                                      INDEX


                        READING COMPANY AND SUBSIDIARIES


PART I. - FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- March 31, 1996
            (Unaudited) and December 31, 1995.....................................................      3-4

         Condensed Consolidated Statements of Operations -- Three Months
            Ended March 31, 1996 and 1995 (Unaudited).............................................        5

         Condensed Consolidated Statements of Cash Flows -- Three Months
            Ended March 31, 1996 and 1995 (Unaudited).............................................        6

         Notes to Condensed Consolidated Financial Statements (Unaudited).........................     7-17

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        18-20


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................................................       21

Signatures........................................................................................       22


                         PART I - Financial Information

Item 1.  Financial Statements

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

                                           (Unaudited)
                                            March 31,   December 31,
                                              1996         1995*
                                           ----------    ---------
ASSETS

Current assets

Cash and cash equivalents                    $32,045      $44,147
Available-for-sale securities                     42           42
Amounts receivable                               642          624
Due from affiliates                              277        1,040
Restricted cash                                  360          360
Inventories                                       86          112
Prepayments and other current assets             437          498
Due from insurance companies                      92           87
                                             -------      -------
     Total current assets                     33,981       46,910
                                             -------      -------

Investment in Australian theater
   developments                               13,306          640
Other investments                              5,278        1,771
Restricted cash                                  273          362
Real estate held for sale or development       1,108        1,110
Property and equipment:
  Buildings                                      733          733
  Capitalized premises lease                     538          538
  Leasehold improvements                       5,165        5,095
  Equipment                                    3,753        3,787
  Construction-in-progress                       272          236
                                             -------      -------
                                              10,461       10,389
Less: Accumulated depreciation                 1,323        1,176
                                             -------      -------
                                               9,138        9,213
Intangible assets:
  Beneficial leases - net of accumulated
  amortization of $1,599 in 1996 and
  $1,370 in 1995                              15,309       15,538
                                             -------      -------
                                              44,412       28,634
                                             -------      -------
                                             $78,393      $75,544
                                             =======      =======


* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except shares and per share amounts)

                                             (Unaudited)
                                              March 31,  December 31,
                                                1996        1995*
                                             ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable                              $2,042       $2,279
Accrued compensation                             216          222
Accrued taxes and other                          480          528
Film rent payable                                323          299
Other liabilities                                998          916
                                              ------       ------
     Total current liabilities                 4,059        4,244
                                              ------       ------

Capitalized lease, less current portion          520          521
Note payable to affiliate                      3,325            0
Other liabilities                              2,019        2,067
                                              ------       ------
     Total long term liabilities               5,864        2,588
                                              ------       ------

Commitments and contingencies (See Note 10)

Shareholders' equity
Preferred stock, par value $1.00 per share:
  Authorized -- 5,000,000 shares
Common stock, par value $.01 per share:
  Authorized -- 10,000,000 shares
  Issued 1996 -- 10,958 shares; 1995 --
    11,530 shares                                  1            1
Class A common stock, par value $.01 per share:
  Authorized -- 15,000,000 shares
  Issued 1996 -- 5,145,733 shares; 1994 --
    5,145,161 shares                              51           51
Other capital                                 56,321       56,257
Retained earnings                             14,698       15,035
Foreign currency translation adjustment           22          (10)
Class A common stock in treasury, at cost:
  1996 -- 183,464 shares; 1995 -- 183,397     (2,623)      (2,622)
                                              ------       ------

     Total shareholders' equity               68,470       68,712
                                              ------       ------
                                              $78,393     $75,544
                                              =======     =======


* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)


                                       Three Months Ended
                                            March 31,
                                      --------------------
                                        1996         1995
                                      ---------     ------
REVENUES:
Theater:
   Admissions                          $2,776       $2,262
   Concessions                          1,021          809
   Advertising and other                  214          134
Real estate                                74           68
Interest and dividends                    585          508
Other                                      15           27
                                    ---------    ---------
                                        4,685        3,808
                                    ---------    ---------
EXPENSES:
Theater costs                           2,970        2,329
Theater concession costs                  168          140
Depreciation and amortization             386          336
General and administrative              1,170          941
Equity loss from Australian theater
  developments                            254            0
                                    ---------    ---------
                                        4,948        3,746
                                    ---------    ---------
Income (loss) before income taxes        (263)          62
Income tax provision                       10          141
                                    ---------    ---------
Net income (loss)                       ($273)        ($79)
                                    =========    =========
Per share information:
Net income (loss)                      ($0.05)      ($0.02)
                                    =========    =========

Average shares outstanding          4,973,259    4,973,429
                                    =========    =========




See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)
                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1996         1995
                                                    -------       ------

OPERATING ACTIVITIES
Net loss                                             ($273)        ($79)
Adjustments to reconcile net loss to
  net cash provided from operating activities:
    Depreciation                                       147          109
    Amortization                                       239          227
    Deferred rent expense                               41           41
    Equity loss from Australian theater
      developments                                     254            0
    Deferred income tax expense                          0          132
    Changes in operating assets and liabilities:
       Increase in amounts receivable                  (18)         (28)
       Decrease in inventories                          26           11
       Decrease in prepaids and other current
         assets                                         61           76
       Increase (decrease) in insurance proceeds
         receivable                                     (5)         369
       Decrease in accounts payable and accrued
         expenses                                     (291)        (473)
       Increase (decrease) in film rent payable         24         (221)
       Decrease in other liabilities                    (7)         (93)
    Other, net                                          45            3
                                                   -------      -------
  Net cash provided from operating activities          243           74
                                                   -------      -------

INVESTING ACTIVITIES
Purchase of property and equipment                     (73)        (104)
Investment in Australian theater developments
  (See Note 5)                                     (12,888)           0
Purchase of Citadel preferred stock option
  (See Note 4)                                         (50)           0
Net proceeds from real estate joint venture
  investments                                            0          185
Decrease in restricted cash                             89            0
Purchases of available-for-sale securities             (42)        (283)
Sales and maturities of available-for-sale
   securities                                           42       12,250
Decrease in due from affiliate                         763            0
                                                   -------      -------
  Net cash (used for) provided from investing
    activities                                     (12,159)      12,048
                                                   -------      -------

FINANCING ACTIVITIES
Payments of debt financing costs                      (185)           0
Purchase of treasury stock                              (1)           0
                                                   -------      -------
  Net cash used for financing activities              (186)           0
                                                   -------      -------

  (Decrease) increase in cash and cash
    equivalents                                    (12,102)      12,122
  Cash and cash equivalents at beginning
    of year                                         44,147        9,413
                                                   -------      -------
  Cash and cash equivalents at end of period       $32,045      $21,535
                                                   =======      =======


See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


NOTE 1 -- OWNERSHIP AND BASIS OF PRESENTATION

         Reading Company (the "Company") has operated motion picture exhibition theaters in leased locations in the Commonwealth of Puerto Rico since the acquisition of Theater Acquisitions of Puerto Rico, Inc. ("TAPR") in 1994. In November 1995, the Company and Craig Corporation ("Craig"), the owner of approximately 49.3% of the Company's capital stock, formed Reading International Cinemas LLC ("Reading International"), a limited liability company owned equally by the Company and Craig which has initiated theater development activities in Australia. The Company's remaining real estate activities include the managed sale of certain of its real properties, the possible future development of certain center city Philadelphia properties and participation in two real estate joint ventures.

         The condensed consolidated financial statements of Reading Company and Subsidiaries ("the Company") include the accounts of Reading Company and its majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications.

         TAPR was acquired as of July 1, 1994 and the results of TAPR have been consolidated with the Company's operating results since that date (See Note 3). On December 31, 1994, TAPR was merged into its parent corporation, Reading Cinemas of Puerto Rico, Inc. ("RCPR") with RCPR the surviving corporation and the operating name changed to Cine Vista (unless otherwise required by the context, TAPR, RCPR, and Cine Vista may be used interchangeably herein).

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Condensed Consolidated Statement of Cash Flows: For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and consist principally of federal agency securities and short-term money market instruments.

         Available-for-Sale Securities: Management classifies government securities held by the Company with maturities in excess of three months at the time of purchase as available-for-sale as such investments together with "Cash and cash equivalents" are expected to be used to fund expansion of theater operations, acquisition or other development activities.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories: Inventories are comprised of confection goods used in Cine Vista's operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

         Loss Per Share: Loss per share (Common Stock and Class A Common Stock) is calculated by dividing net income (loss) by the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. There were 367,232 and 374,732 Class A Common shares issuable under stock option plans on March 31, 1996 and 1995, respectively. These options were anti-dilutive and were therefore excluded from the per share calculation.

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

           Building and Improvements                    40 years
           Equipment                                    15 years
           Furniture and Fixtures                        7 years
           Leasehold Improvements                       20 years

         Intangible Assets: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations. The amount of the TAPR purchase price ascribed to the beneficial leases was determined by an independent appraiser by computing the present value of the excess of market rental rates over the rental rates in effect under TAPR's leases at the time of the Company's acquisition of TAPR and allocating such amount as a component of the purchase price of TAPR. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases which approximates 18 years.

         Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading International's (See Note 5) Australian operations are maintained in their functional currency (Australian dollars) and translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Assets and liabilities are translated at exchange rates in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity.

         Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

NOTE 3 -- ACQUISITION OF CINE VISTA

         Effective July 1, 1994, the Company acquired TAPR from Theater Acquisitions, LP ("TALP") for an aggregate cash purchase price of approximately $22,700,000, inclusive of acquisition costs of $323,000. Cine Vista operates motion picture exhibition theaters in seven leased locations with a total of 44 screens in the Commonwealth

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


of Puerto Rico. At the time of its acquisition TAPR operated 36 screens in six leased locations. The acquisition was accounted for using the purchase method and TAPR's operating results since July 1, 1994 have been consolidated with the operating results of the Company.

         The purchase price was subject to the satisfaction of certain contingencies in accordance with the provisions of a purchase agreement by and among TAPR, TALP and the Company dated July 1, 1994 (the "Purchase Agreement"). The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two theaters, subject to six months notice. Accordingly, $1 million of the purchase price was escrowed and was payable over 36 months provided the landlord did not cancel the lease during such period or assert other claims relating to the lease, in which case the escrow is available for set off. The landlord has asserted certain claims relating to the computation of the rent and the Company and TALP therefore amended the terms under which the payments are made from the escrow. Under amended terms, payments of $30,000 are paid monthly to TALP. This escrow, which is invested in short term treasury securities, has been classified as "Restricted cash." At March 31, 1996, $617,000 was due to TALP under this arrangement and has been classified as an "Other liability" (See Note 10).

NOTE 4 -- INVESTMENTS

         On November 8, 1995, the Company acquired from a major bank, for $1,285,000, a judgement encumbering, among other things, a controlling interest in a company which has as its principal asset a Manhattan multiplex theater. The judgement has been acquired as part of the Company's plan to acquire, in conjunction with Manhattan-based City Cinemas (James J. Cotter, Chairman of the Company, has an ownership interest in City Cinemas), all of or at least a controlling interest in this theater. The Company also has acquired options to purchase shares representing 5/13ths of the voting power of the company that owns the multiplex theater and to obtain certain other creditor claims against that company. No assurance can be given that the Company's plan to acquire the theater will ultimately prove successful.

         On March 29, 1996, the Company purchased from Craig 1,564,473 shares of the common stock of Citadel Holding Corporation, ("Citadel" and the "Citadel Common Stock", respectively) for an aggregate purchase price of $3,324,505, representing slightly less than $2.125 per share and ownership of approximately 26% of Citadel Common Stock. The closing price of Citadel Common Stock on the American Stock Exchange on March 28, 1996 was $2.25 per share. The Company paid Craig for the Citadel Common Stock with a five year unsecured promissory note which provides for the payment of interest at a rate equal to LIBOR plus 2.25%. The note is recorded on the Condensed Consolidated Balance Sheet at March 31, 1996 as "Note payable to affiliate". The Company accounts for its investment in the Citadel Common Stock by the equity method.

         The Company also acquired from Craig (for $50,000) a one year option to acquire, at fair market value, as determined by an investment banker selected by the parties, 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, of Citadel and an option to acquire a warrant to acquire 666,000 shares of Citadel Common Stock.

         Management believes that the March 31, 1996 carrying amounts of the above-mentioned investments and the Company's other investments totalling $618,000, approximate fair value.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)



NOTE 5 -- EQUITY INVESTMENT/ACQUISITION ACTIVITIES

         In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia and other markets. A wholly owned subsidiary of Reading International has retained the services of several executive employees in Australia who provide services with respect to such Australian operations on a full time or substantially full time basis. Reading International is equally owned by the Company and Craig.

         On March 29, 1996, the Company and Craig entered into a capital funding agreement (the "Capital Funding Agreement") with respect to Reading International pursuant to which they agreed to increase the capital committed by the Company and Craig to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Under the terms of the Capital Funding Agreement, the Company and Craig each immediately contributed to Reading International $12,500,000 in cash, for an aggregate $25,000,000. In addition, the Company and Craig have undertaken to contribute up to an additional $37,500,000 each, for an aggregate future commitment of $75,000,000 on an as needed basis. The commitments of the Company and Craig are secured by various assets of the two parties. The collateral pledged by Craig was reviewed by an independent committee of the Company's Board of Directors comprised of outside directors who are unaffiliated with Craig, and found to be adequate to secure Craig's commitment under the Capital Funding Agreement. The Company pledged its interest in Cine Vista and government agency securities. The Company may substitute collateral for the Funding Commitment provided that the fair market value of the collateral substituted is equal to at least 125% of the Funding Commitment or, in the case of government or government agency securities, equal to 100% of the Funding Commitment. The Company is also negotiating to acquire a theater in Manhattan (See Note 4) and Cine Vista has two new theaters under development and is seeking additional theater sites in Puerto Rico.


         The Company accounts for its investment in Reading International and its foreign subsidiaries by the equity method. Summarized financial information for Reading International as of March 31, 1996 is as follows:

         Current assets                                   $  25,285
         Noncurrent assets                                    5,087
                                                          ---------
            Total assets                                  $  30,372
                                                          =========


         Current liabilities                              $   3,761
         Shareholders' equity                                26,611
                                                         ----------
            Total liabilities and shareholder's equity   $   30,372
                                                         ==========


         Reading International's net loss for the three months ended March 31, 1996 was $508,000, consisting primarily of general and administrative expenses and development costs incurred with respect to its theater development activities. The Company's share of the loss from Reading International was $254,000, which is included in the Consolidated Statement of Operations.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


         As of March 31, 1996, advances and contributions amounting to approximately $27,856,000 have been made to Reading International by Reading and Craig inclusive of $237,000 advanced on behalf of Craig by the Company and which is included in "Due from affiliates" on the Company's Consolidated Balance Sheet at March 31, 1996. Craig Corporation repaid the $237,000 advance in April 1996. Reading International's noncurrent assets at March 31, 1996 are comprised principally of $4,897,000 related to the purchase of land and development costs and $189,000 of refundable property deposits. A land purchase was made pursuant to a real estate purchase contract with the seller which provided for installment payments, including $3,306,000 due on December 20, 1996 which amount is included in current liabilities on Reading International's balance sheet at March 31, 1996. Reading International is also in negotiation with several developers and landlords with respect to other potential locations.

NOTE 6 -- LEASES

         Cine Vista conducts all of its operations in leased premises. The leases relate to motion picture theaters with remaining terms of approximately 7 to 26.5 years with certain leases containing options to extend the leases for up to an additional 30 years. The minimum remaining lease term, inclusive of any renewal options, for any of Cine Vista's theaters is approximately 17.25 years. Cine Vista also leases office, warehouse space and various equipment. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one lease has been guaranteed by the Company. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. With the exception of one capital lease, all leases are accounted for as operating leases. Cine Vista determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms.

         Cine Vista's future minimum lease payments, by year and in the aggregate, under noncancellable operating leases and the capital lease consist of the following at March 31:


                                                   Capital            Operating
                                                    Lease               Leases
                                                  ---------           ---------

1997                                              $      95           $  1,321
1998                                                     95              1,303
1999                                                     95              1,399
2000                                                     95              1,401
2001                                                     95              1,401
Thereafter                                         $  1,235           $ 14,192
                                                   --------           --------
Total net minimum lease payments                   $  1,710           $ 21,017
                                                                      ========
Less amount representing interest                    (1,186)
                                                    -------
Present value of net minimum lease payments
under capital lease                                 $   524
                                                    =======

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)



         In June 1995, Cine Vista entered into a lease agreement for a new six-plex motion picture theater. The lease provides for a 20-year term with an average annual base rent of approximately $185,000 with options to extend the lease up to an additional 10 years. The lease also provides for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property. The lease will be effective after completion of construction of the new theater. Cine Vista is responsible for certain construction costs of the theater which are presently estimated to total $1.2 million. Completion of construction and commencement of theater operations is scheduled to occur in 1996.

NOTE 7 -- REAL ESTATE HELD FOR SALE OR DEVELOPMENT

         "Real estate held for sale or development" at March 31, 1996 is carried at the lower of cost or estimated net realizable value and is classified as a noncurrent asset due to the inherent difficulty in estimating the timing of future sales. The Company is exploring development and sale options for its center city Philadelphia properties which are adjacent to the Pennsylvania Convention Center site and is actively seeking buyers for its properties located outside center city Philadelphia.


NOTE 8 -- OTHER LIABILITIES

         Other liabilities consisted of the following:

                                                     March 31,     December 31,
                                                       1996            1995
                                                     --------        --------
Reserve for guarantee obligations of
     SWS Industries, Inc. (See Note 10)               $   406        $   406
Obligations related to past railroad operations
    and environmental issues (See Note 10)              1,249          1,251
Cine Vista deferred purchase price (See Note 3)           617            707
Minimum rent obligations                                  288            247
Other                                                     457            372
                                                       ------         ------
                                                        3,017          2,983
Less estimated current portion                           (998)          (916)
                                                       ------         ------
                                                       $2,019         $2,067
                                                       ======         ======

NOTE 9 -- INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, an income tax provision is recorded in the statement of operations using the enacted federal rates. Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


earnings" to "Other capital". Had such tax benefits been excluded from net income, the Company would have reported a net loss of $337,000 or $.07 per share for the three months ended March 31, 1996.

         At December 31, 1995, net operating loss carryforwards totalled $162.7 million of which $123.1 million expires at the end of 1996 unless utilized prior thereto and $39.6 million will expire in various amounts between 1997 and 2009 unless utilized prior thereto.


         Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:

                                             March 31,            December 31,
                                               1996                   1995
                                            ---------              ---------
Net operating loss carryforwards              $55,255                $55,325
Reserves                                        1,004                  1,004
Other, net                                        242                    242
                                            ---------              ---------
Gross deferred asset                           56,501                 56,571
Valuation allowance                           (56,501)               (56,571)
                                            ---------              ---------
Net deferred asset                          $       0              $       0
                                            =========              =========


         Based on an analysis of the likelihood of realizing the Company's gross deferred tax assets (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire asset was necessary.

         The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $10,000 and $9,000 in the three months ended March 31, 1996 and 1995, respectively. Upon adoption of SFAS No. 109 in 1993, a deferred tax asset of $132,000 was recorded for the tax benefits which were determined by management to be more likely than not to be realized from the Company's net operating loss carryforwards. The Company recorded a $132,000 tax provision in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1995 related to the realization of such tax benefits in that period.

NOTE 10-- COMMITMENTS AND CONTINGENCIES

SWS Industries, Inc.

         The Company sold a subsidiary, SWS Industries, Inc. ("SWS") in 1987. SWS subsequently filed for bankruptcy in 1988. Under the terms of the SWS sales agreement, the Company remained liable as guarantor on various performance bonds issued on behalf of SWS. The Company's liability under the performance bond guarantees has been reduced as the related contracts have been completed or settled. Completion activities will continue into 1996. Management believes the reserve at March 31, 1996 is adequate for the remaining obligations of the Company.

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)



Cine Vista

         A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $500,000 for the thirty-three month period ended March 31, 1996. The Company is contesting the landlord's claim and believes the claim to be without merit. If the landlord were to prevail in its assertion, the Company is indemnified by TALP for the amount due at June 30, 1994 ($186,000) and the Company believes it would be entitled to a reduction in the purchase price of TAPR relating not only to the 21 months ended March 31, 1996 but also relating to the 17.25 future years under the lease. Such purchase price reduction would be funded, in part, from the proceeds of the TAPR purchase escrow (See Note 3).

Historical Railroad Operations

         The Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, the Company receives quarterly reimbursement for certain personal injury legal actions. At March 31, 1996, $92,000 was reimbursable to the Company for amounts expended in defense and settlement of such actions. This amount has been classified as "Due from insurance companies." Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $62,000 from 1992 through March 31, 1996. The Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may request an arbitration hearing on such matters. Based upon the backlog of pending personal injury cases and the Company's experience in settling such cases, the Company has established a reserve of $146,000 reflecting the potential effect of such insolvencies on future insurance reimbursement if no recovery is received from either the insolvent carriers or the other parties to the Settlement Agreement. The reserve associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

Environmental

         The Company and a wholly-owned subsidiary, Reading Transportation Company ("RTC"), have each been advised by the Environmental Protection Agency ("EPA") that they are potentially responsible parties ("PRPs") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. The EPA issued an Administrative Order under Superfund against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a June 30, 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading and RTC have each been named in a third-party action instituted by the majority of the 36 PRPs sued by the United States. The actions instituted against the Company and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

           During 1994, based upon the Company's and counsel's evaluation of possible outcomes in the matter, the Company increased its "Provision for environmental matters" by $1,200,000. On September 14, 1995, the federal district court judge who presided over Reading's reorganization ruled that all liability asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with the Company's amended plan of reorganization on December 31, 1980. The United States Department of Justice and

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


a named defendant in the above described Administrative Order have filed appeals of the decision. The judge's decision did not affect the potential liability of RTC for the site. RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter and the Company believes that the potential liability of RTC, if any, is not in excess of $300,000. Based upon the appeal and possible alternate attempts by the PRPs to obtain Reading's participation in funding for the site as well as the existence of the other environmental matters set forth below, the Company has not reduced its "Provision for environmental matters."

         The Company is a party to a consent decree relating to a Superfund site located on land owned by the Company. Apart from future operation and maintenance expenses ("O&M"), remediation is complete. During 1994, the Company paid approximately $106,000 as its estimated share of ten years of O&M and charged such amount to "Provisions for environmental matters" expense. The Company believes that the amounts expended to date will be adequate to fund O&M at the site. If additional amounts are required, such amounts would not be material.

         During 1995, the Company settled an action seeking the recovery of $3,800,000 of alleged environmental cleanup costs from five defendants under various provisions of New Jersey law for $235,000 which approximates the amount previously accrued by the Company to provide for its share of the liability.

         In 1991, the Company filed a lawsuit against the Southeastern Pennsylvania Transportation Authority ("SEPTA"), Conrail, the City of Philadelphia, and other parties which sought to recover costs expended by the Company in conjunction with the cleanup of polychlorinated biphenyls ("PCBs") in the Reading Terminal Train Shed and a portion of the viaduct south of Vine Street. In January 1996, the Company and several parties agreed to settle this litigation by providing for the Company to receive payments totalling $2.35 million which amount the Company anticipates receiving in 1996. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs the Company may incur in cleaning environmental contamination on one of its other properties, the Viaduct which the company believes may be contaminated by PCBs resulting from former railroad operations on that property conducted by, or on behalf of the Reading Railroad, Conrail, the City of Philadelphia or the SEPTA. The Company has advised the Environmental Protection Agency of the potential contamination. The Company has not determined the scope and extent of any such PCB contamination. However, the Company has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the eleven years which have elapsed since EPA was notified of the likelihood of contamination, it is unlikely that the Company will be required to decontaminate the Viaduct or incur costs related thereto.

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

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)


          The following is an analysis of the Company's accrual for environmental claims:

          Balance at January 1, 1994                $       336
          Provisions                                      1,306
          Payments                                         (133)
                                                    -----------
          Balance at December 31, 1994                    1,509

          Provisions                                          0
          Payments                                         (248)
                                                    -----------
          Balance at December 31, 1995              $     1,261


          Provisions                                          0
          Payments                                           (2)
                                                    -----------
          Balance at March 31, 1996                 $     1,259
                                                    ===========


NOTE 11 -- RELATED PARTY TRANSACTIONS

         In 1994, 1995 and 1996, the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's Class A Common Stock to the extent necessary to permit James J. Cotter, Chairman of the Board of Directors of the Company and Craig to acquire additional shares of the Company's Class A Common Stock. The transfer provisions prohibit a party from acquiring more than 4.75% of the Company's outstanding capital stock without the permission of the Company's Board of Directors and are intended to assure the continuing availability of the Company's tax loss carryforwards by precluding a change in control which could limit the value of the carryforwards. Craig currently owns approximately 49.3% of the Company's outstanding capital stock and has been granted approval to acquire up to 55%. Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Mr. Cotter and Craig would not affect the continuing availability of the Company's tax loss carryforwards.

         The Company is presently negotiating to acquire a multiplex theater located in New York City (See Note 4). The theater will be owned jointly by City Cinemas, a Manhattan-based theater operator (or its affiliates) and the Company. It is anticipated that City Cinemas, owned in part by James J. Cotter, the Company's Chairman, will operate the theater pursuant to a management agreement. The terms of that management agreement have not yet been negotiated. Robert F. Smerling, President of Cine Vista, also serves as President of City Cinemas.

         On March 29, 1996, the Company purchased from Craig 1,564,473 shares of Citadel Common Stock and acquired an option to acquire 1,329,114 shares of Citadel's 3% Cumulative Voting Preferred Stock and a warrant to acquire 666,000 shares of Citadel Common Stock. The purchase of Citadel common Stock was paid by the issuance of a five year unsecured $3,324,505 promissory note payable to Craig. An independent committee comprised of outside directors not affiliated with Craig reviewed negotiated and approved the provisions of the Citadel Stock Purchase Agreement and the Option Agreement. (See Note 4 and Note 12.)

         In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia and other markets. On March 29, the Company and Craig entered into a Capital Funding

Reading Company and Subsidiaries

Notes to Condensed Financial Statements
March 31, 1996
(amounts in tables in thousands)

Agreement pursuant to each of the parties contributed $12,500,000 and pledged to contribute an additional $37,500,000 each to Reading International. The Company and Craig each pledged various assets as security for the additional capital commitments. An independent committee comprised of outside directors not affiliated with Craig reviewed and determined that the collateral pledged by Craig as security for its funding commitment was adequate. (See Note 5.)

NOTE  12 -- LONG-TERM  DEBT

         In December 1995, Cine Vista entered into a $15 million eight year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of the Company (the "Subsidiary Loans"), and fund certain new theater development expenditures (the "Development Expenditures"). During the initial 30 months of the eight-year term, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Amounts outstanding at the end of the 27 month period are payable in increasing quarterly installments over the balance of the loan term. At March 31, 1996, no amounts were outstanding under this agreement.

         As security for the loan, Cine Vista has pledged substantially all of its assets. In addition, the stock of Cine Vista's parent company has been pledged as security for the loan. In conjunction with the loan, the Company has also agreed to subordinate to the lender its right to payment of the Subsidiary Loans as well as certain other fees payable by Cine Vista to the Company under certain circumstances. In addition, the Company has agreed to contribute funds to Cine Vista in the event that estimated unpaid Development Expenditures exceed the amount of funds available to Cine Vista under the Credit Agreement.

         The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowings and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, the cost of Section 936 deposits (deposits held by lenders in Puerto Rico which are qualified under Section 936 of the Internal Revenue Code) to the lender (currently 5.17%) plus 2.25%, or the base rate plus 1/2 of 1%, at Cine Vista's election. In accordance with the provisions of the Credit Agreement, Cine Vista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.

         The Company paid Craig for the Citadel Common Stock with a five year unsecured promissory note which provides for payment of interest at a rate equal to LIBOR plus 2.25% (See Note 4). This promissory note is recorded on the Condensed Consolidated Balance Sheets as "Note payable to affiliate" at March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

           Due to the nature of the Company's historical business activities, revenues and earnings have varied significantly reflecting the results of real estate and other asset sales as well as the amount and timing of development activities. In addition, Reading International is acquiring properties and entering into leases for sites in Australia which it will develop into motion picture theaters. Until the theaters have been constructed and are placed in operation, Reading International will have no material revenues and can be expected to generate losses. Accordingly, period-to-period comparisons of operating results will not be indicative of future financial results. Cine Vista's business is seasonal and the results of Cine Vista included in the three-month period ended March 31, 1996 may not be indicative of Cine Vista's annual operating results.

         Revenues in the three-month period ended March 31, 1996 increased $877,000 to $4,685,000 from $3,808,000 in the corresponding three-month period last year. The increase was due primarily to a 25.2% increase in theater revenues recorded by Cine Vista.

         "Theater costs", "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista's operations. These costs increased $719,000 from $2,805,000 in the quarter ending March 31, 1995 to $3,524,000 in this year's first quarter due primarily to increased costs associated with higher revenues. Significant increases in the current quarter include, a $301,000 increase in film rent (a 3.3% increase as a percentage of box office revenues), an increase in concession costs of $28,000 (which cost decreased approximately 1% as a percentage of concession revenues), an $87,000 increase in contingent rent under facility leases and increased wage and salary expense (which amount remained constant as a percentage of sales).

         "General and administrative" expenses increased $229,000 from $941,000 in the corresponding three-month period last year due to higher professional fees resulting from acquisition activities. (See Note 4.)

         "Equity loss from investment in Australian theater developments" reflects the Company's 50% share of the initial general and administrative expenses in Australia and noncapitalized development expenditures relating to new theater site analysis and selection (See Note 5). The Company does not anticipate material revenues from Reading International during the next 15 months and therefore anticipates continuing losses during such period as new theaters are developed and operations initiated. The investment in and operating results of Reading International are reported under the equity method.

          The Company recorded AMT expense of $10,000 and $9,000 in the three months ended March 31, 1996 and 1995, respectively. Upon adoption of SFAS No. 109 in 1993, a deferred tax asset of $132,000 was recorded for the tax benefits which were determined by management to be more likely than not to be realized from the Company's net operating loss carryforwards. The Company recorded a $132,000 tax provision in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1995 related to the realization of such tax benefits in that period.

         The Company recorded a net loss of $273,000 and $79,000 for the three months ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources:

          The Company's existing financial resources are sufficient to fund the Company's existing operations, obligations and the present development plans of Cine Vista and Reading International. In November 1995, the Company and Craig formed Reading International in order to make available additional capital and liquidity to develop other theater opportunities in Australia. Reading International is actively seeking properties to develop in Australia and has acquired two sites and has made deposits for several other real property purchases or leases. On March 29, 1996, the Company and Craig entered into a Capital Funding Agreement with respect to Reading International pursuant to which they agreed to increase the capital committed by the Company and Craig to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings (See Note 5). The Company and Craig each immediately contributed to Reading International $12,500,000 in cash and have undertaken to contribute up to an additional $37,500,000 on an as needed basis (the "Funding Commitment"). To secure the Funding Commitment, the Company pledged its interest in Cine Vista and certain government securities and Craig pledged its interest in Stater Brothers Holdings, Inc. The Company may substitute collateral for the Funding Commitment provided that the fair market value of the collateral substituted is equal to at least 125% of the unfunded Funding Commitment or, in the case of government or government agency securities, equal to 100% of the unfunded portion of the Funding Commitment. The Company is also negotiating to acquire a theater in Manhattan (See Note 4) and Cine Vista has two new theaters under development and is seeking additional theater sites in Puerto Rico.

         Cine Vista entered into a revolving credit agreement in December 1995 (the "Credit Agreement"). In accordance with the terms of the Credit Agreement, Cine Vista may borrow up to $15,000,000 to repay certain loans payable to a wholly-owned subsidiary of the Company and fund certain new theater development expenditures (See Note 12). No amounts are presently outstanding under the Credit Agreement. The Company may use funds available under the Credit Agreement to fund its other theater development activities provided that a portion of such funds are utilized to fund certain Cine Vista development projects.

         On March 29, 1996, the Company purchased from Craig 1,564,473 shares of Citadel Common Stock for an aggregate purchase price of $3,324,505 (See Note 4). The Company paid Craig for the Citadel Common Stock with a five year unsecured promissory note which provides for the payment of interest at a rate equal to LIBOR plus 2.25%. The Company also acquired from Craig (for $50,000) a one year option to acquire, at fair market value, as determined by an investment banker selected by the parties, 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share of Citadel and an option to acquire a warrant to acquire 666,000 shares of Citadel Common Stock. If the Company elects to exercise the option to acquire the Citadel Preferred Stock, the Company may pay for the acquisition with the issuance of a note with the same terms as the note issued in payment of the Citadel Common Stock.

         The Company purchased the Citadel Common Stock and acquired the options as it believes that the price and terms at which such shares were offered presented an attractive opportunity for the Company and Citadel's real estate business and expertise complements and reflects the Company's involvement in and commitment to the land-based entertainment business. The options were acquired in order to provide the Company with the ability to acquire a controlling interest in Citadel, if the Company were to elect to do so. The Company may, from time to time, elect to acquire additional shares of Citadel Common Stock, although the Company has not acquired any additional shares since the acquisition from Craig.

         In January 1996, the Company and several parties agreed to settle litigation whereby the Company sought to recover certain environmental cleanup costs previously expended by the Company on properties it formerly owned. The agreement provides for the Company to receive payments totalling $2.35 million to recover these costs, which amount the Company anticipates receiving in 1996. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs, if any, the Company may incur in cleaning environmental contamination on the Viaduct (See Note 10).

         Prior to the Company's reorganization, the Company had extensive railroad and related operations. Such operations may have contributed to environmental contamination of properties now owned by the Company, previously sold by the Company, or to which the Company, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion, based on the information currently known, that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

         "Cash and cash equivalents" together with "Available-for-sale securities" decreased $12,102,000 from $44,189,000 at December 31, 1995 to $32,087,000 at March 31, 1996 due primarily to $12,888,000 in capital contributions to Reading International (See Note 5) and a decrease in "Accounts payable and accrued expenses" of $291,000. While not necessarily indicative of cash flows determined under generally accepted accounting principles, Cine Vista's operating cash flow (income before depreciation and amortization) totaled $584,000 in the quarter ending March 31, 1996 versus $522,000 in the quarter ending March 31, 1995. In addition to Cine Vista's operating cash flow, other significant sources of liquid funds during this period included "Interest and dividends" revenue of $585,000 and a decrease in due from affiliate of $763,000 (related to the paydown by Craig of amounts funded by the Company on Craig's behalf for Reading International).

           Principal sources of liquid funds in the prior year three-month period included $522,000 from Cine Vista's operating cash flow, $508,000 in "Interest and dividends" revenue and a decrease in insurance proceeds receivable of $369,000. In addition to operating expenses, the principal uses of liquid funds for the three months ended March 31, 1995, included a decrease in "Accounts payable and accrued expenses" of $473,000 (due to a pay-down of an annual insurance contract) and a decrease in "Film rent payable" of $221,000 due to timing

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the three month period ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           READING COMPANY, REGISTRANT



Date:      May 14, 1996                     By: /s/ James A. Wunderle
     --------------------------                ------------------------------
                                               James A. Wunderle
                                               Executive Vice President,
                                               Chief Operating Officer
                                               and Treasurer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)



Date:      May 14, 1996                     By: /s/ Eileen M. Mahady
     -------------------------                  ------------------------------
                                                Eileen M. Mahady
                                                Controller
                                                (Principal Accounting Officer)