Form 10-Q
period 1996-06-30
READING CO
filed 1996-08-14
CIK 82334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               -----------------

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 1996

                                           OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition from ........ to ........

Commision file number 1-649

                             READING COMPANY
          (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-600773
     (State of incorporation)          (I.R.S. Employer Identification No.)


     One Penn Square West
30 South Fifteenth Street, Suite 1300
    Philadelphia, Pennsylvania                     19102-4813
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number:  215-569-3344

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]  No[_]

     There were 4,964,533 shares of Class A Common Stock and 8,678 shares of Common Stock outstanding as of July 27, 1996.

                                     INDEX


                       READING COMPANY AND SUBSIDIARIES


PART I. - FINANCIAL INFORMATION                                                                                      PAGE
- -------------------------------                                                                                      ----
Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -- June 30, 1996
             (Unaudited) and December 31, 1995...................................................................     3-4

          Condensed Consolidated Statements of Operations -- Three Months and Six Months
             Ended June 30, 1996 and 1995 (Unaudited)............................................................       5

          Condensed Consolidated Statements of Cash Flows -- Three Months and Six Months
             Ended June 30, 1996 and 1995 (Unaudited)............................................................       6

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................................    7-20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................   21-24


PART II. - OTHER INFORMATION
- ----------------------------

Item 6.  Exhibits and Reports on Form 8-K........................................................................   25-28

Signatures.......................................................................................................      29

                        PART I - Financial Information

Item 1.  Financial Statements

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

- -------------------------------------------------------------------------------------------------
                                                                (Unaudited)
                                                                  June 30,        December 31,
                                                                    1996             1995*
- -------------------------------------------------------------------------------------------------
ASSETS

Current assets

Cash and cash equivalents                                          $32,431             $44,147
Available-for-sale securities                                           49                  42
Amounts receivable                                                     726                 624
Due from affiliates                                                     96               1,040
Restricted cash                                                        360                 360
Inventories                                                             88                 112
Prepayments and other current assets                                   479                 498
Due from insurance companies                                            63                  87

- -------------------------------------------------------------------------------------------------
  Total current assets                                              34,292              46,910
- -------------------------------------------------------------------------------------------------

Investment in Australian joint venture                              13,174                 640
Other investments                                                    7,084               1,771
Restricted cash                                                        214                 362
Real estate held for sale or development                             1,107               1,110
Property and equipment:
 Buildings                                                             733                 733
 Capitalized premises lease                                            538                 538
 Leasehold improvements                                              5,214               5,095
 Equipment                                                           3,761               3,787
 Construction-in-progress                                              348                 236
- -------------------------------------------------------------------------------------------------
                                                                    10,594              10,389
Less: Accumulated depreciation                                       1,469               1,176
- -------------------------------------------------------------------------------------------------
                                                                     9,125               9,213
Intangible assets:
  Beneficial leases - net of accumulated amortization of $1,827     15,081              15,538
  in 1996 and $1,370 in 1995
- -------------------------------------------------------------------------------------------------
                                                                    45,785              28,634
- -------------------------------------------------------------------------------------------------
                                                                   $80,077             $75,544
=================================================================================================

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except shares and per share amounts)

- ------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                            June 30,    December 31,
                                                                              1996          1995*
- -----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable                                                           $ 1,955          $ 2,279
Accrued compensation                                                           292              222
Accrued taxes and other                                                        438              528
Film rent payable                                                              783              299
Other liabilities                                                            1,063              916
Note payable to affiliate                                                    3,325                0

- -----------------------------------------------------------------------------------------------------
     Total current liabilities                                               7,856            4,244
- -----------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                        519              521
Other liabilities                                                            1,999            2,067
- -----------------------------------------------------------------------------------------------------
     Total long term liabilities                                             2,518            2,588
- -----------------------------------------------------------------------------------------------------

Commitments and contingencies (See Note 10)

Shareholders' equity
Preferred stock, par value $1.00 per share:
  Authorized -- 5,000,000 shares
Common stock, par value $.01 per share:
  Authorized -- 10,000,000 shares
  Issued 1996 -- 8,828 shares; 1995 -- 11,530 shares                             1                1
Class A common stock, par value $.01 per share:
  Authorized -- 15,000,000 shares
  Issued 1996 -- 5,147,863 shares; 1995 -- 5,145,161 shares                     51               51
Other capital                                                               57,094           56,257
Retained earnings                                                           15,237           15,035
Foreign currency translation adjustment                                        (57)             (10)
Class A common stock in treasury, at cost:
  1996 -- 183,480 shares; 1995 -- 183,397                                   (2,623)          (2,622)

- -----------------------------------------------------------------------------------------------------
     Total shareholders' equity                                             69,703           68,712
- -----------------------------------------------------------------------------------------------------
                                                                           $80,077          $75,544
=====================================================================================================

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share amounts)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                   June 30,
- --------------------------------------------------------------------------------------------------------------
                                                              1996          1995         1996       1995
- --------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
 Admissions                                                    $2,781        2,376        $5,557       $4,637
 Concessions                                                    1,043          901         2,064        1,710
 Advertising and other                                            174          150           388          294
Real estate                                                        70           68           144          135
Interest and dividends                                            491          594         1,076        1,103
Equity in earnings of affiliate                                 1,433            0         1,433            0
Other                                                               9          472            24          490
- --------------------------------------------------------------------------------------------------------------
                                                                6,001        4,561        10,686        8,369
- --------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                   3,141        2,586         6,112        4,917
Theater concession costs                                          179          153           347          293
Depreciation and amortization                                     386          341           772          678
General and administrative                                        917        1,066         2,087        2,004
Equity loss from Australian theater developments                   52            0           307            0
- --------------------------------------------------------------------------------------------------------------
                                                                4,675        4,146         9,625        7,892
- --------------------------------------------------------------------------------------------------------------
Income before income taxes                                      1,326          415         1,061          477
Income tax provision                                               13           14            22          155
- --------------------------------------------------------------------------------------------------------------
Net income                                                     $1,313         $401        $1,039         $322
==============================================================================================================
Per share information:
Net income                                                      $0.26        $0.08         $0.21        $0.06
==============================================================================================================
Average shares outstanding                                  4,973,222    4,973,368     4,973,241    4,973,398
==============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

Reading Company and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)
                                                                   Six Months Ended
                                                                       June 30,
- -------------------------------------------------------------------------------------
                                                                     1996        1995
- -------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $  1,039   $   322
Adjustments to reconcile net income to
  net cash provided from operating activities:
    Depreciation                                                        293       231
    Amortization                                                        476       455
    Deferred rent expense                                                82        82
    Equity in earnings from affiliate                                (1,433)        0
    Equity loss from Australian theater developments                    307         0
    Deferred income tax expense                                           0       132
    Changes in operating assets and liabilities:
       Increase in amounts receivable                                  (102)     (338)
       Decrease in inventories                                           24         4
       (Increase) decrease in prepaids and other current assets         (72)      145
       Decrease in insurance proceeds receivable                         24       514
       Decrease in accounts payable and accrued expenses               (344)     (316)
       Increase in film rent payable                                    484       233
       Decrease in other liabilities                                     (3)     (206)
    Other, net                                                           54       (24)
- --------------------------------------------------------------------------------------
  Net cash  provided from operating activities                          829     1,234
- --------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                     (206)     (270)
Investment in Australian joint venture (See Note 5)                 (12,888)        0
Purchase of Citadel preferred stock option (See Note 4)                 (50)        0
Angelika acquisition organization costs (See Note 4)                   (231)        0
Net proceeds from real estate joint venture investments                   0       185
Decrease in restricted cash                                             148        60
Purchases of available-for-sale securities                              (91)     (451)
Sales and maturities of available-for-sale securities                    84    26,051
Decrease in due from affiliate                                          944         0
- -------------------------------------------------------------------------------------
  Net cash (used for) provided from investing activities            (12,290)   25,575
- -------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payments of debt financing costs                                       (254)        0
Purchase of treasury stock                                               (1)        0
- -------------------------------------------------------------------------------------
  Net cash used for financing activities                               (255)        0
- -------------------------------------------------------------------------------------

  (Decrease) increase in cash and cash equivalents                  (11,716)   26,809
  Cash and cash equivalents at beginning of year                     44,147     9,413
- -------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                       $ 32,431   $36,222
=====================================================================================

See Notes to Condensed Consolidated Financial Statements.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



NOTE 1 -- OWNERSHIP AND BASIS OF PRESENTATION

     Reading Company (the "Company") has operated motion picture exhibition theaters in leased locations in the Commonwealth of Puerto Rico since the acquisition of Theater Acquisitions of Puerto Rico, Inc. ("TAPR") in 1994. In November 1995, the Company and Craig Corporation ("Craig"), currently the owner of approximately 52.5% of the Company's capital stock, formed Reading International Cinemas LLC ("Reading International"), a limited liability company owned equally by the Company and Craig which has initiated theater development activities in Australia. The Company's remaining real estate activities include the managed sale of certain of its real properties, the possible future development of certain center city Philadelphia properties and participation in two real estate joint ventures.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



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

     INCOME PER SHARE: Income per share (Common Stock and Class A Common Stock) is calculated by dividing net income (loss) by the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. There were 359,732 and 374,732 Class A Common shares issuable under stock option plans on June 30, 1996 and 1995, respectively. These options were anti-dilutive and were therefore excluded from the per share calculation.

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

      Building and Improvements              40 years
      Equipment                              15 years
      Furniture and Fixtures                  7 years
      Leasehold Improvements                 20 years

     INTANGIBLE ASSETS: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations. The amount of the TAPR purchase price ascribed to the beneficial leases was determined by an independent appraiser by computing the present value of the excess of market rental rates over the rental rates in effect under TAPR's leases at the time of the Company's acquisition of TAPR and allocating such amount as a component of the purchase price of TAPR. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases which approximates 17 years.

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

NOTE 3 -- ACQUISITION OF CINE VISTA

     Effective July 1, 1994, the Company acquired TAPR from Theater Acquisitions, LP ("TALP") for an aggregate cash purchase price of approximately $22,700,000, inclusive of acquisition costs of $323,000. Cine Vista operates motion picture exhibition theaters in seven leased locations with a total of 44 screens in the Commonwealth of Puerto Rico. At the time of its acquisition, TAPR operated 36 screens in six leased locations. The acquisition was accounted for using the purchase method and TAPR's operating results since July 1, 1994 have been consolidated with the operating results of the Company.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



     The purchase price was subject to the satisfaction of certain contingencies in accordance with the provisions of a purchase agreement by and among TAPR, TALP and the Company dated July 1, 1994 (the "Purchase Agreement"). The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two theaters, subject to six months notice. Accordingly, $1 million of the purchase price was escrowed and was payable over 36 months provided the landlord did not cancel the lease during such period or assert other claims relating to the lease, in which case the escrow is available for set off. The landlord has asserted certain claims relating to the computation of the rent and the Company and TALP therefore amended the terms under which the payments are made from the escrow. Under amended terms, payments of $30,000 are paid monthly to TALP. This escrow, which is invested in short term commercial paper, has been classified as "Restricted cash." At June 30, 1996, $557,000 was due to TALP under this arrangement and has been classified as an "Other liability" (See Note 10).

     Cine Vista currently has three new theaters under development and is seeking additional theater sites in Puerto Rico.

NOTE 4 -- INVESTMENTS

     On November 8, 1995, the Company acquired from a major bank, for $1,285,000, a judgement (the "Angelika Judgement") encumbering, among other things, a controlling interest in Angelika Film Centers, Inc. ("AFCI") which has as its principal asset a Manhattan multiplex theater, the Angelika. The judgement was acquired as part of the Company's plan to acquire, in conjunction with Manhattan-based City Cinemas Corporation ("City Cinemas") (James J. Cotter, Chairman of the Company, has an ownership interest in City Cinemas), a controlling interest in the Angelika. The Company also has acquired options to purchase shares representing 5/13ths of the voting power of AFCI and to obtain certain other creditor claims against AFCI. In July 1996 the Company signed a definitive purchase agreement to acquire the Angelika, pursuant to which the Company will, in effect, receive a credit against the purchase price equal to the amount of the judgement, plus interest thereon at a rate of 9% per annum.

     On March 29, 1996, the Company purchased from Craig 1,564,473 shares of the common stock of Citadel Holding Corporation, ("Citadel" and the "Citadel Common Stock", respectively) for an aggregate purchase price of $3,324,505, representing slightly less than $2.125 per share and ownership of approximately 26.1% of Citadel Common Stock. The Company paid Craig for the Citadel Common Stock with a five year unsecured promissory note (the "Reading Note") which provides for the payment of interest at a rate equal to LIBOR plus 2.25%. The Reading Note is recorded on the Condensed Consolidated Balance Sheet at June 30, 1996 as "Note payable to affiliate" and was retired on July 29, 1996. The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the three months ended June 30, 1996 were $5,541,000, inclusive of revenues of $1,573,000, a nonrecurring gain on the sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purpose of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. Citadel's net income available to common stockholders was $5,500,000 of which the Company's share for the same period was $1,434,000 which amount is included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1996.

     Pro forma operating results reflecting the acquisition of Citadel are set forth below for the six months ended June 30, 1996 and 1995. For purposes of preparing the pro forma operating statements, the acquisition of the Citadel investment was assumed to be completed at the beginning of each period presented and certain adjustments have been made, including reductions in "Interest and dividend" income and the recording of interest expense resulting from payment of the purchase price.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



                                           Six Months Ended
                                 June 30, 1996       June 30, 1995
               Revenues             $10,739              $8,707
                                ================    ================
               Net income           $ 1,029              $  526
                                ================    ================
               Per Share:

               Net income:          $   .21              $  .11
                                ================    ================

     The Company also acquired from Craig (for $50,000) a one year option to acquire, at fair market value, as determined by an investment banker selected by the parties, 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, of Citadel and an option to acquire, under certain circumstances, a warrant to acquire 666,000 shares of Citadel Common Stock at an exercise price of $3 per share.

     Management believes that the June 30, 1996 carrying amounts of the above-mentioned investments and the Company's other investments totalling $661,000, approximate fair value.


     NOTE 5 -- READING INTERNATIONAL CINEMAS LLC

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

     On March 29, 1996, the Company and Craig entered into a capital funding agreement (the "Capital Funding Agreement") with respect to Reading International pursuant to which they agreed to increase the capital committed by the Company and Craig to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Under the terms of the Capital Funding Agreement, the Company and Craig each immediately contributed to Reading International $12,500,000 in cash, for an aggregate $25,000,000. In addition, the Company and Craig have undertaken to contribute up to an additional $37,500,000 each, for an aggregate future commitment of $75,000,000 on an as needed basis. The commitments of the Company and Craig are secured by various assets of the two parties. The collateral pledged by Craig was reviewed by an independent committee of the Company's Board of Directors comprised of outside directors who are unaffiliated with Craig, and found to be adequate to secure Craig's commitment under the Capital Funding Agreement. The Company pledged its interest in Cine Vista and government agency securities. The Company may substitute collateral for the Funding Commitment, provided that the fair market value of the collateral substituted is equal to at least 125% of the Funding Commitment or, in the case of government or government agency securities, equal to 100% of the Funding Commitment.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30,1996
(amounts in tables in thousands)



     The Company accounts for its investment in Reading International and its foreign subsidiaries by the equity method. Summarized financial information for Reading International as of June 30, 1996 is as follows:

           Cash and cash equivalents                      $   12,114
           Other current assets                                  776
                                                          ----------
                Total current assets                          21,890
           Property and developments                           7,922
           Other noncurrent assets                               181
                                                          ----------
                Total noncurrent assets                        8,103
                                                          ----------
                Total assets                              $   29,983
                                                          ==========

           Current liabilities                                 3,644
           Shareholders' equity                               26,349
                                                          ----------
           Total liabilities and shareholder's equity     $   29,993
                                                          ==========

     Reading International's net loss for the six months ended June 30, 1996 was $614,000, consisting primarily of general and administrative expenses and development costs incurred with respect to its theater development activities. The Company's share of the loss from Reading International was $307,000, which is included in the Consolidated Statement of Operations for the six months ended June 30, 1996.

     As of June 30, 1996, advances and contributions amounting to approximately $27,856,000 have been made to Reading International by Reading and Craig. Pursuant to a land purchase contract, Reading International is required to make an installment payment of $3,326,000 on December 20, 1996 which amount is included in current liabilities on Reading International's balance sheet at June 30, 1996.

NOTE 6 -- LEASES

     Cine Vista conducts all of its operations in leased premises.   The leases
relate to motion picture theaters with remaining terms of approximately 7 to 26 years with certain leases containing options to extend the leases for up to an additional 30 years. The minimum remaining lease term, inclusive of any renewal options, for any of Cine Vista's theaters is approximately 17 years. Cine Vista also leases office, warehouse space and various equipment. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one lease has been guaranteed by the Company. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. With the exception of one capital lease, all leases are accounted for as operating leases. Cine Vista determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms.

     Cine Vista's future minimum lease payments, by year and in the aggregate, under noncancellable operating leases and the capital lease consist of the following at June 30:

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30,1996
(amounts in tables in thousands)



                                                           CAPITAL   OPERATING
                                                            LEASE     LEASES
                                                            -----     ------
           1997                                            $    95     $ 1,315
           1998                                                 95       1,301
           1999                                                 95       1,426
           2000                                                 95       1,401
           2001                                                 95       1,401
           Thereafter                                        1,211      13,826
                                                         ----------  ----------
           Total net minimum lease payments                  1,686     $20,670
                                                                     ==========
           Less amount representing interest                (1,163)
                                                         ----------
           Present value of net minimum lease payments
           under capital lease                             $   523
                                                         ==========

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

NOTE 7 -- REAL ESTATE HELD FOR SALE OR DEVELOPMENT

     "Real estate held for sale or development" at June 30, 1996 is carried at the lower of cost or estimated net realizable value and is classified as a noncurrent asset due to the inherent difficulty in estimating the timing of future sales. The Company is exploring development and sale options for its center city Philadelphia properties which are adjacent to the Pennsylvania Convention Center site and is actively seeking buyers for its properties located outside center city Philadelphia.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30,1996
(amounts in tables in thousands)



NOTE 8 -- OTHER LIABILITIES

          Other liabilities consisted of the following:

                                                                   June 30,         December 31,
                                                                     1996               1995
                                                               ---------------    ---------------
          Reserve for guarantee obligations of
              SWS Industries, Inc. (See Note 10)                     $   406             $  406
          Obligations related to past railroad operations
             and environmental issues (See Note 10)                    1,248              1,251
          Cine Vista deferred purchase price (See Note 3)                557                707
          Minimum rent obligations                                       329                247
          Other                                                          522                372
                                                               ---------------    ---------------
                                                                       3,062              2,983
          Less estimated current portion                              (1,063)              (916)
                                                               ---------------    ---------------
                                                                     $ 1,999             $2,067
                                                               ===============    ===============

NOTE 9 -- INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109 "Accounting Income Taxes". Under SFAS No. 109, an income tax provision is recorded in the statement of operations using the enacted federal rates. Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital". Had such tax benefits been excluded from net income, the Company would have reported net income of $202,000 or $.04 per share for the six months ended June 30, 1996 and a net loss of $43,000 or $.01 per share for the six months ended June 30, 1995.

     At December 31, 1995, net operating loss carryforwards totalled $162.7 million of which $123.1 million expires at the end of 1996 unless utilized prior thereto and $39.6 million will expire in various amounts between 1997 and 2009 unless utilized prior thereto.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30,1996
(amounts in tables in thousands)



     Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:

                                          June 30,          December 31,
                                            1996               1995
                                        ------------       -------------
     Net operating loss carryforwards     $ 54,581            $ 55,325
     Reserves                                1,004               1,004
     Other, net                                242                 242
                                        ------------       -------------
     Gross deferred asset                   55,827              56,571
     Valuation allowance                   (55,827)            (56,571)
                                        ------------       -------------
     Net deferred asset                   $      0            $      0
                                        ============       =============

     Based on an analysis of the likelihood of realizing the Company's gross deferred tax assets (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire asset was necessary.

     The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $22,000 and $23,000 in the six months ended June 30, 1996 and 1995, respectively. Upon adoption of SFAS No. 109 in 1993, a deferred tax asset of $132,000 was recorded for the tax benefits which were determined by management to be more likely than not to be realized from the Company's net operating loss carryforwards. The Company recorded a $132,000 tax provision in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1995 related to the realization of such tax benefits in that period.

NOTE 10-- COMMITMENTS AND CONTINGENCIES

SWS Industries, Inc.
- --------------------

     The Company sold a subsidiary, SWS Industries, Inc. ("SWS"), in 1987. SWS subsequently filed for bankruptcy in 1988. Under the terms of the SWS sales agreement, the Company remained liable as guarantor on various performance bonds issued on behalf of SWS. The Company's liability under the performance bond guarantees has been reduced as the related contracts have been completed or settled. Completion activities will continue throughout 1996. Management believes the remaining reserve at June 30, 1996 is adequate for the remaining obligations of the Company.

Cine Vista
- ----------

     A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $587,000 for the thirty-six month period ended June 30, 1996. Cine Vista is finalizing a settlement of this claim under which Cine Vista will pay approximately $130,000 and the former owner of Cine Vista will pay approximately $220,000. Future rental rates may also increase as a result of the settlement. A provision for the settlement has been reflected in Cine Vista's financial results for the six months ended June 30, 1996.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)


Historical Railroad Operations
- ------------------------------

     The Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, the Company receives quarterly reimbursement for certain personal injury legal actions. At June 30, 1996, $63,000 was reimbursable to the Company for amounts expended in defense and settlement of such actions. This amount has been classified as "Due from insurance companies." Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $64,000 from 1992 through June 30, 1996. The Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may request an arbitration hearing on such matters. Based upon the backlog of pending personal injury cases and the Company's experience in settling such cases, the Company has established a reserve of $146,000 reflecting the potential effect of such insolvencies on future insurance reimbursement if no recovery is received from either the insolvent carriers or the other parties to the Settlement Agreement. The reserve associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

Environmental
- -------------

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

     During 1994, based upon the Company's and counsel's evaluation of possible outcomes in the matter, the Company increased its "Provision for environmental matters" by $1,200,000. In September 1995, the federal district court judge who presided over Reading's reorganization ruled that all liability asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with the Company's amended plan of reorganization on December 31, 1980. The United States Department of Justice and a named defendant in the above described Administrative Order have appealed the decision and the appeal was heard in July 1996. The judge's decision did not affect the potential liability of RTC for the site. RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter and the Company believes that the potential liability of RTC, if any, is not in excess of $300,000.
Based upon the appeal and possible alternate attempts by the PRPs to obtain Reading's participation in funding for the site as well as the existence of the other environmental matters set forth below, the Company has not reduced its "Provision for environmental matters."

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

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



date will be adequate to fund O&M at the site. If additional amounts are required, such amounts would not be material.

     In 1991, the Company filed a lawsuit against the Southeastern Pennsylvania Transportation Authority ("SEPTA"), Conrail, the City of Philadelphia, and other parties which sought to recover costs expended by the Company in conjunction with the cleanup of polychlorinated biphenyls ("PCBs") in the Reading Terminal Train Shed and a portion of the viaduct south of Vine Street. In January 1996, the Company and several parties agreed to settle this litigation by providing for the Company to receive payments totalling $2.35 million which amount the Company anticipates receiving in 1996. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs the Company may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which the Company believes may be contaminated by PCBs resulting from former railroad operations on that property conducted by, or on behalf of the Reading Railroad, Conrail, the City of Philadelphia or the SEPTA. The Company has advised the Environmental Protection Agency of the potential contamination. The Company has not determined the scope and extent of any such PCB contamination. However, the Company has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the eleven years which have elapsed since EPA was notified of the likelihood of contamination, it is unlikely that the Company will be required to decontaminate the Viaduct or incur costs related thereto.

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

     The following is an analysis of the Company's accrual for environmental claims:

               Balance at January 1, 1994           $   336
               Provisions                             1,306
               Payments                                (133)
                                                 ----------
               Balance at December 31, 1994           1,509

               Provisions                                 0
               Payments                                (248)
                                                 ----------
               Balance at December 31, 1995           1,261

               Provisions                                 0
               Payments                                  (3)
                                                 ----------
               Balance at June 30, 1996             $ 1,258
                                                 ==========

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



NOTE 11 -- RELATED PARTY TRANSACTIONS

     In 1994, 1995 and 1996, the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's Class A Common Stock to the extent necessary to permit James J. Cotter, Chairman of the Board of Directors of the Company and Craig, to acquire additional shares of the Company's Class A Common Stock. The transfer provisions prohibit a party from acquiring more than 4.75% of the Company's outstanding capital stock without the permission of the Company's Board of Directors and are intended to assure the continuing availability of the Company's tax loss carryforwards by precluding a change in control which could limit the value of the carryforwards. Craig currently owns approximately 52.5% of the Company's outstanding capital stock and has been granted approval to acquire up to 55%. Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Mr. Cotter and Craig would not affect the continuing availability of the Company's tax loss carryforwards.

    The Company has signed an agreement to acquire Angelika (See Note 4 and Note
13). The theater will be owned jointly by the Company and Sutton Hill Associates, a California general partnership ("Sutton Hill") affiliated with City Cinemas, a Manhattan-based theater operator. City Cinemas (owned indirectly in equal parts by James J. Cotter, the Company's Chairman, and Mr. Michael Forman) will operate the theater pursuant to a management agreement. Mr. Cotter is a principal shareholder of Craig. Mr. Forman beneficially owns 16.4% of Craig's common stock. Robert F. Smerling, President of Cine Vista, also serves as President of City Cinemas.

     On March 29, 1996, the Company purchased from Craig 1,564,473 shares of Citadel Common Stock and acquired an option to acquire 1,329,114 shares of Citadel's 3% Cumulative Voting Preferred Stock and under certain circumstances a warrant to acquire 666,000 shares of Citadel Common Stock at an exercise price of $3 per share. The purchase of Citadel Common Stock was paid by the issuance of a five year unsecured $3,324,505 promissory note payable to Craig, which note was retired on July 29, 1996. An independent committee comprised of outside directors not affiliated with Craig reviewed, negotiated and approved the provisions of the Citadel Stock Purchase Agreement and the Option Agreement. (See Note 4 and Note 12).

     In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia and other markets. On March 29, the Company and Craig entered into a Capital Funding Agreement pursuant to each of the parties contributed $12,500,000 and pledged to contribute an additional $37,500,000 each to Reading International. The Company and Craig each pledged various assets as security for the additional capital commitments. An independent committee comprised of outside directors not affiliated with Craig reviewed and determined that the collateral pledged by Craig as security for its funding commitment was adequate. (See Note 5.)

NOTE  12 -- LONG-TERM DEBT

     In December 1995, Cine Vista entered into a $15 million eight year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of the Company (the "Subsidiary Loans"), and fund certain new theater development expenditures (the "Development Expenditures"). During the initial 30 months of the eight-year term, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Any amounts outstanding during the initial term would be payable in increasing quarterly installments over the balance of the loan term. At June 30, 1996, no amounts were outstanding under this agreement.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



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

     The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowings and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, the cost of Section 936 deposits (deposits held by lenders in Puerto Rico which are qualified under Section 936 of the Internal Revenue Code) to the lender (currently 5.29%) plus 2.25%, or the base rate plus 1/2 of 1%, at Cine Vista's election. In accordance with the provisions of the Credit Agreement, Cine Vista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.

     The Company paid Craig for the Citadel Common Stock with a five year unsecured promissory note which provides for payment of interest at a rate equal to LIBOR plus 2.25% (See Note 4). This promissory note is recorded on the Condensed Consolidated Balance Sheets as "Note payable to affiliate" at June 30, 1996. On July 29, 1996, the note was repaid in full.


NOTE 13 - SUBSEQUENT EVENTS

     In July 1996, the Company and the owners of AFCI entered into an asset purchase and sale agreement under which terms the Company will acquire for approximately $10,582,000 an 83.3% interest in the Angelika. The Company will acquire these assets with a combination of available cash, a fully collateralized promissory note to be issued to the sellers and by receiving a credit for the Angelika Judgement (See Note 4) together with interest thereon at a rate equal to 9%. The remaining ownership interest in Angelika will be acquired by Sutton Hill, an affiliate of City Cinemas which operates an additional 20 screens in seven cinemas in New York City. The Company and Sutton Hill have formed a Delaware limited liability company, Angelika Film Centers, LLC ("AFC"), to hold their interest in the Angelika. The Company anticipates settlement on this transaction to occur during August 1996. Management believes the Angelika is the premier specialty theater in the United States.

     The Company will contribute 83.3% of the capital to AFC and City Cinemas will contribute the remaining 16.7%. The provisions of the joint venture agreement provide that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equal Sutton Hill's initial investment. Thereafter, the Company will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Company's interest in order to permit the Company to pledge AFC as collateral for borrowings and receive 100% of the proceeds of any such borrowings. In addition Sutton Hill has agreed to subordinate its membership interest to the extent necessary to permit the Company to receive up to 100% of the proceeds of borrowings by AFC up to the amount of the Company's initial capital contribution in AFC.

     AFC will be managed by City Cinemas pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)


Agreement) over $2,000,000, provided however that the maximum fee (minimum fee plus incentive fee) does not exceed 5% of the Angelika revenues.

     For accounting purposes, the acquisition will be accounted for under the purchase method and accordingly, the operating results of the Angelika will be included in the Condensed Consolidated Statement of Operation beginning with the date of settlement.

     In July 1996, the Company received $1,250,000 in full settlement of its claim against TPI Enterprises, Inc. ("TPI"). The matter related to the Company's 1993 offer to acquire from TPI a partnership interest in a partnership which operates motion picture exhibition theaters. This amount, net of related expenses, will be recorded as income in the Condensed Consolidated Statement of Operations for the three months ending September 30, 1996.

     Also in July 1996, the Company and the landlord of one of Cine Vista's theaters reached a preliminary understanding relating to a claim the landlord had asserted regarding the computation of rent (See Note 10). The agreement, when finalized will require the Company and TALP to pay $130,000 and $220,000, respectively, to the landlord. The Company recorded $130,000 in the Condensed Consolidated Statement of Operations for the three months ended June 30, 1996 as an estimate of additional rent expense for this matter and will record monthly rent expense to this landlord at a slightly higher amount than in periods prior to this agreement.

     On August 12, 1996, the Company, with the approval of the Board of Directors entered into a letter of intent (the "Letter of Intent") contemplating two transactions. The first transaction is a reorganization of the Company (the "Reorganization") pursuant to a proposed Agreement and Plan of Merger (the "Merger Agreement") among the Company, Reading Entertainment, Inc., a Delaware corporation ("Reading Entertainment") which is a newly formed, wholly-owned subsidiary of the Company, and Reading Merger Co., a Pennsylvania corporation ("Merger Co.") which is a newly formed, wholly-owned subsidiary of Reading Entertainment. Pursuant to the Reorganization, the Company will merge with Merger Co. In the Reorganization, each outstanding share of the Company's Common Stock, par value $.01 per share (the "Common Stock") (other than shares of Common Stock as to which dissenters' rights are perfected), and Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), will be converted into the right to receive one share of Reading Entertainment's Common Stock, par value $.001 per share (the "Reading Entertainment Common Stock"), and the outstanding shares of Merger Co. will be converted into shares of Common Stock of the Company. As a result, the Company will become a wholly-owned subsidiary of Reading Entertainment and the current shareholders of the Company will become shareholders of Reading Entertainment. Among other changes in the rights of shareholders resulting from the Reorganization, the transfer restrictions on the Company's Class A Common Stock, which are currently scheduled to expire January 1, 1997, will be extended with respect to the Reading Entertainment Common Stock to January 1, 2003, in order to reduce the possibility that a change-in-control of Reading Entertainment will occur, which change could reduce the amount of its net operating loss carryforwards available to offset taxable income.

     The second transaction (the "Stock Transaction") is a contribution of assets to Reading Entertainment by Craig, Craig Management, Inc., a wholly-owned subsidiary of Craig ("CMI"), and Citadel in exchange for Reading Entertainment convertible preferred and common stock. Following consummation of the Reorganization, Reading Entertainment will issue (i) 70,000 shares of Reading Entertainment's Series A Voting Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") to Citadel Acquisition Corp., Inc. ("CAC"), a newly formed, wholly owned subsidiary of Citadel, for $7,000,000 cash and (ii) 550,000 shares of Reading Entertainment's Series B Voting Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Convertible Preferred Stock"),

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1996
(amounts in tables in thousands)



and 2,476,190 shares of Reading Entertainment Common Stock to Craig and CMI in exchange for certain assets now held by Craig. The assets to be transferred by Craig consist of 693,650 shares of the Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, which assets have been valued for the transaction at $81,000,000.

     The Series A Preferred Stock will (i) bear a cumulative dividend of 6.5%, payable quarterly, and (ii) be convertible, at any time after 18 months from issuance (or earlier upon a change in control of Reading Entertainment) into shares of Reading Entertainment Common Stock at a conversion price of $11.50 per share. The Series B Preferred Stock will (i) bear a cumulative dividend of 6.5%, payable quarterly, and (ii) be convertible, at any time after 18 months from issuance, into shares of Reading Entertainment Common Stock at a conversion price of $12.25 per share. Holders of each series of Convertible Preferred Stock will be entitled to 9.64 votes per share held on all matters brought to a vote of the shareholders of Reading Entertainment, voting as a single class with the holders of the Reading Entertainment Common Stock and the other series of Convertible Preferred Stock.

     In addition, Citadel will have the option, exercisable at any time after closing of the Stock Transaction through a date 30 days after the Company's 1999 Form 10-K is filed, to exchange all or substantially all of its assets for shares of Reading Entertainment Common Stock. Also, Citadel and CAC will have certain demand and piggyback registration rights with respect to the Reading Entertainment Common Stock issuable on conversion of the Series A Preferred Stock or on such asset exchange. In addition, if Reading Entertainment fails to pay dividends on the Series A Preferred Stock for 4 consecutive quarters after 18 months from issuance, CAC will have the option to require Reading Entertainment to repurchase such shares at their aggregate liquidation value plus accumulated dividends. Citadel will also have a right to require redemption of the Series A Preferred Stock in the event of a change in control of the Company and after 5 years from the date of issuance. In addition, the Company has agreed to reimburse Citadel for its out of pocket costs with respect to the Stock Transaction, up to a maximum of $280,000.

     The Letter of Intent is non-binding on each of the companies and consummation of the Stock Transaction and the Reorganization is subject to certain conditions, including execution of definitive agreements, approval of the stockholders of the Company, delivery of written fairness opinions from the respective financial advisors and certain other standard and customary conditions. No stockholder approval is required with respect to Craig and Citadel. Craig, which owns approximately 52.5% of the Company's capital stock, has agreed to vote its shares in favor of the transactions, and, accordingly, the vote of no other Reading stockholder is required for approval of the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

          Due to the nature of the Company's historical business activities, revenues and earnings have varied significantly reflecting the results of real estate and other asset sales as well as the amount and timing of development activities. In addition, Reading International is acquiring properties and entering into leases for sites in Australia which it will develop into motion picture theaters. Until the theaters have been constructed and are placed in operation, Reading International will have no material revenues and can be expected to generate losses. Accordingly, period-to-period comparisons of
operating results will not be indicative of future financial results.   Cine
Vista's business is seasonal and the results of Cine Vista included in the six-month period ended June 30, 1996 may not be indicative of Cine Vista's annual operating results.

          Revenues in the six-month period ended June 30, 1996 increased $2,317,000 to $10,686,000 from $8,369,000 in the corresponding six-month period last year. The increase was due primarily to a 21% increase in theater revenues recorded by Cine Vista (which increase resulted from higher box office revenues at existing theaters and the opening of a new 8-screen theater in late 1995) and the equity earnings of $1,433,000 from the Company's investment in Citadel (See
Note 4). These equity earnings include a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. Revenues in the six-month period last year included a $425,000 litigation settlement.

          "Theater costs", "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista's operations. These costs increased $1,343,000 from $5,888,000 in the six months ending June 30, 1995 to $7,231,000 in this year's six-month period due primarily to increased costs associated with higher revenues and the operating expenses associated with the opening of a new 8-screen theater in late 1995. Significant increases in the current six-month period include a $519,000 increase in film rent (a 2% increase as a percentage of box office revenues), an increase in concession costs of $54,000 (which costs remained constant as a percentage of concession revenues from the prior year), a $98,000 increase in contingent rent under facility leases and increased wage and salary expense (which amount remained constant as a percentage of sales).

          "General and administrative" expenses in the current six-month period remained consistent with the prior year six-month period.

          "Equity loss from investment in Australian joint venture" reflects the Company's 50% share of the initial general and administrative expenses in Australia and noncapitalized development expenditures relating to new theater site analysis and selection (See Note 5). The Company does not anticipate material revenues from Reading International during the next 12 months and therefore anticipates continuing losses during such period as new theaters are developed and operations initiated. The investment in and operating results of Reading International are reported under the equity method.

          The Company recorded AMT expense of $22,000 and $23,000 in the six months ended June 30, 1996 and 1995, respectively. Upon adoption of SFAS No. 109 in 1993, a deferred tax asset of $132,000 was recorded for the tax benefits which were determined by management to be more likely than not to be realized from the Company's net operating loss carryforwards. The Company recorded a $132,000 tax provision in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1995 related to the realization of such tax benefits in that period.

          The Company recorded net income of $1,039,000 and net income of $322,000 for the six months ended June 30, 1996 and 1995, respectively.

          Revenues for the three months ended June 30, 1996 increased $1,440,000 to $6,001,000 from $4,561,000 compared with the three months ended June 30, 1995. The increase was due primarily to an increase in revenues from Cine Vista of $571,000 and the inclusion of $1,433,000 of equity earnings from the Citadel investment (See Note 4). These equity earnings include a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. The increase in revenues in the current six-month period was offset somewhat by the inclusion of $425,000 received in the prior year quarter in settlement of certain litigation.

          "General and Administrative" expense decreased $149,000 from $1,066,000 in the corresponding three months period last year. The decrease was due mainly to lower professional fees.

LIQUIDITY AND CAPITAL RESOURCES:

          The Company has sufficient funding available to meet its current commitments. However, the Company believes that there are significant expansion opportunities in the cinema exhibition business and, that if it is to fully exploit the opportunities for growth in the exhibition business, the Company needs to increase its capital base and simplify the corporate structures which it has to date found necessary to utilize in pursuing such opportunities. Accordingly, the Stock Transaction (See Note 13) has been developed to achieve the goals of significantly increasing the Company's capital base while simultaneously simplifying its corporate structure. Pursuant to the terms of the Stock Transaction, the Company would receive 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings, Inc. (aggregate par value $69,365,000), Craig's 50% membership interest in Reading International (increasing the Company's ownership to 100% of Reading International), 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock of Citadel (stated value of $5,250,000) and $7,000,000 in cash. In payment for the assets, the Company would issue common and preferred stock to Craig and Citadel. It is believed by the Company that the non-cash assets may be hypothecated or sold in order to significantly increase the Company's base of liquid funds for investment in the cinema exhibition business. Implementation of the Stock Transactions is dependent upon a shareholder vote, which vote will be secured at the Company's 1996 Annual Meeting of Shareholders. Craig currently owns approximately 52.5% of the Company's voting securities and has agreed to vote its shares in favor of the Stock Transaction.

          In November 1995, the Company and Craig formed Reading International in order to make available additional capital and liquidity to develop other theater opportunities in Australia. Reading International is actively seeking properties to develop in Australia and has acquired two sites and has made deposits for several other real property purchases or leases. On March 29, 1996, the Company and Craig entered into a Capital Funding Agreement with respect to Reading International pursuant to which they agreed to increase the capital committed by the Company and Craig to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings (See Note 5). The Company and Craig each immediately contributed to Reading International $12,500,000 in cash and have undertaken to contribute up to an additional $37,500,000 on an as needed basis (the "Funding Commitment"). To secure the Funding Commitment, the Company pledged its interest in Cine Vista and certain government securities and Craig pledged its interest in Stater Brothers Holdings, Inc. The Company may substitute collateral for the Funding Commitment provided that the fair market value of the collateral substituted is equal to at least 125% of the unfunded Funding Commitment or, in the case of government or government agency securities, equal to 100% of the unfunded portion of the Funding Commitment. The Company has signed an agreement to acquire an 83.3% interest in the Angelika theater in Manhattan (See Note 4 and Note 13) for approximately $10,582,000. The Company anticipates closing of this transaction to occur in August 1996 at which time the funds would be disbursed. Cine Vista has three new theaters under development and is seeking additional theater sites in Puerto Rico.

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

          On March 29, 1996, the Company purchased from Craig 1,564,473 shares of Citadel Common Stock for an aggregate purchase price of $3,324,505 (See Note
4). The Company paid Craig for the Citadel Common Stock with a five year unsecured promissory note which provides for the payment of interest at a rate equal to LIBOR plus 2.25%. In July 1996 the note together with accrued interest was repaid. The Company also acquired from Craig (for $50,000) a one year option to acquire, at fair market value, as determined by an investment banker selected by the parties, 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share of Citadel and an option to acquire, under certain circumstances, a warrant to acquire 666,000 shares of Citadel Common Stock.

          In January 1996, the Company and the other parties agreed to settle litigation whereby the Company sought to recover certain environmental cleanup costs previously expended by the Company on properties it formerly owned. The agreement provides for the Company to receive payments totalling $2.35 million to recover these costs, which amount the Company anticipates receiving in 1996. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs, if any, the Company may incur in cleaning environmental contamination on the Viaduct (See Note 10).

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

          "Cash and cash equivalents" together with "Available-for-sale securities" decreased $11,709,000 from $44,189,000 at December 31, 1995 to $32,480,000 at June 30, 1996 due primarily to $12,888,000 in capital contributions to Reading International (See Note 5) and a decrease in "Accounts payable and accrued expenses" of $344,000. While not necessarily indicative of cash flows determined under generally accepted accounting principles, Cine Vista's operating cash flow (income before depreciation and amortization) totaled $983,000 in the six month period ended June 30, 1996 verses $1,029,000 in the prior year six month period. Current period Cine Vista operating cash flow includes $130,000 in additional rent expense recorded as a result of the settlement with a landlord (See Note 13). In addition to Cine Vista's operating cash flow, other significant sources of liquid funds during this period included "Interest and dividends" revenue of $1,076,000, a decrease in due from affiliate of $944,000 (related to the payment by Craig of amounts advanced by the Company on Craig's behalf for Reading International) and an increase of $484,000 in film rent payable.

          Principal sources of liquid funds in the prior year six-month period included $1,029,000 from Cine Vista's operating cash flow, $1,103,000 in "Interest and dividends" revenue and a decrease in insurance proceeds receivable of $514,000. In addition to operating expenses, the principal uses of liquid funds for the six months ended June 30, 1995, included a decrease in "Amounts receivable" of $338,000, a decrease in "Accounts payable and accrued expenses" of $316,000, a decrease in "Other liabilities" of $206,000 and $207,000 used to purchase property, plant and equipment for Cine Vista's operations.

          For accounting purposes, the acquisition will be accounted for under the purchase method and accordingly, the operating results of the Angelika will be included in the Condensed Consolidated Statement of Operation beginning with the date of settlement.

          In July 1996, the Company received $1,250,000 in full settlement of its claim against TPI Enterprises, Inc. ("TPI"). The matter related to the Company's 1993 offer to acquire from TPI a partnership interest in a partnership which operates motion picture exhibition theaters. This amount, net of related expenses, will be recorded as income in the Condensed Consolidated Statement of Operations for the three months ended September 30, 1996.

          Also in July 1996, the Company and the landlord of one of Cine Vista's theaters reached a preliminary understanding relating to a claim the landlord had asserted regarding the computation of rent (See Note 10). The agreement, when finalized will require the Company and TALP to pay $130,000 and $220,000, respectively to the landlord. The Company recorded $130,000 in the Condensed Consolidated Statement of Operations for the three months ended September 30, 1996 as an estimate of additional rent expense in relation to this matter and will record monthly rent expense to this landlord at a slightly higher amount than in periods prior to this agreement.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          3.8    By-Laws of Registrant, as amended May 23, 1996.

          10.20 Service Deed between Australia Cinema Management Pty Limited and John Rochester dated May 7, 1996.

          10.21 Letter of Intent dated August 12, 1996 by and between Reading Company, Citadel Holding Corporation and Craig Corporation.

27        Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          READING COMPANY, REGISTRANT



Date:      August 14, 1996               By:   /s/ James A. Wunderle
      --------------------------            -----------------------------------
                                         James A. Wunderle
                                         Executive Vice President,
                                         Chief Operating Officer
                                         and Treasurer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)


Date:      August 14, 1996               By:   /s/ Eileen M. Mahady
      --------------------------            -----------------------------------
                                         Eileen M. Mahady
                                         Controller
                                         (Principal Accounting Officer)